Form 10QSB
period 1996-06-30
PERRYS MAJESTIC BEER INC
filed 1996-09-11
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     June 30, 1996    Commission File Number     33-53748C

                           PERRY'S MAJESTIC BEER, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                      36-3769323
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            134 Morgan Avenue
            Brooklyn, New York                                 11237
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:         (718) 894-4300
                                                        ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 11, 1996 was 3,083,335.

PERRY'S MAJESTIC BEER, INC.
- ------------------------------------------------------------------------------


INDEX
- ------------------------------------------------------------------------------



                                                             Page to Page
PART I

Item 1.  Financial Statements

   Balance Sheet as of June 30, 1996 [Unaudited]............... 1.....

   Statements of Operations for the three months ended
   June 30, 1996 [Unaudited]................................... 2.....

   Statement of Stockholders' Equity for the three months ended
   June 30, 1996 [Unaudited]................................... 3.....

   Statements of Cash Flows for the three months ended
   June 30, 1996 [Unaudited]................................... 4.....

   Notes to Financial Statements [Unaudited]................... 5.....7

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations................... 8......9

Signature......................................................10......





                         . . . . . . . . . . . . . . .



Item 1:  Financial Statements

PERRY'S MAJESTIC BEER, INC.
- ------------------------------------------------------------------------------


BALANCE SHEET AS OF JUNE 30, 1996.
[UNAUDITED]
- ------------------------------------------------------------------------------






Assets:
Current Assets:
  Cash                                                                  $    38,816
  Inventory                                                                 125,141
  Accounts Receivable                                                        40,822
  Note Receivable - Related Party [3]                                        75,000
                                                                        -----------

  Total Current Assets                                                      279,779

Non-Current Assets:
  Investment in Riverosa [2]                                                250,000
  Investment in Bev-Tyme, Inc. - Preferred Stock - Related Party [3]      2,000,000
                                                                        -----------

  Total Non-Current Assets                                                2,250,000

  Total Assets                                                          $ 2,529,779
                                                                        ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Bridge Loan Payable [6]                                               $   150,000
  Note Payable Acquisition [2]                                              100,000
  Accounts Payable                                                           79,189
                                                                        -----------

  Total Current Liabilities                                                 329,189

Commitments and Contingencies                                                    --

Stockholders' Equity:
  Preferred  Stock,  $.001 Par Value Per Share,  15,000,000  Blank Check  Shares
   Authorized,  Convertible  Class A - Issued and  Outstanding,  500,000 Shares;
   Non-Convertible Class B - Issued and Outstanding, 7,000,000 Shares [3] 7,500

  Additional Paid-in Capital - Preferred Stock [3]                        2,142,500

  Common Stock - $.0001 Par Value, Authorized 25,000,000 Shares,
   Issued and Outstanding, 2,500,000 Shares [1B]                                250

  Additional Paid-in Capital - Common Stock [1B]                             49,750

  Retained Earnings                                                             590

  Total Stockholders' Equity                                              2,200,590

  Total Liabilities and Stockholders' Equity                            $ 2,529,779
                                                                        ===========


See Notes to Financial Statements.


PERRY'S MAJESTIC BEER, INC.
- ------------------------------------------------------------------------------


STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996.
[UNAUDITED]
- ------------------------------------------------------------------------------








Sales - Net                                                             $   255,293

Cost of Goods Sold                                                          209,341

  Gross Profit                                                               45,952

Selling, General and Administrative Expenses                                 41,594

  Income from Operations                                                      4,358

Other [Income] Expense:
  Interest Expense                                                            4,952
  Interest Income                                                            (1,184)

  Other Expense - Net                                                         3,768
                                                                        -----------

  Income Before Income Taxes                                                    590

Provision for Income Taxes                                                       --

  Net Income                                                            $       590
                                                                        ===========

  Number of Shares                                                        3,000,000

  Net Income Per Share                                                  $        --
                                                                        ===========



See Notes to Financial Statements.


PERRY'S MAJESTIC BEER, INC.
- ------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
- ------------------------------------------------------------------------------



                                                                    Additional          Total
                                  Preferred Stock    Common Stock     Paid-in  RetaineStockholders'
                                   Shares   Amount    Shares  Amount   Capital  Earnings Equity

  Balance - January 1, 1996           --  $       --     --      $ --  $    --  $        $    --

Common Stock Issued for Cash          --          --      2,500,000   250   49,750       --     50,000

500,000 Shares of Series A and
  7,000,000 Shares of Series B
  Preferred Stock Issued for Cash
  and Investment in Bev-Tyme,
   Inc. [Series C Preferred]           7,500,000  7,500    --       --    2,142,500     --  2,150,000
                                        --------- -----  -----     ------- --------     --  ---------

Balance - March 31, 1996                7,500,000 7,500  2,500,000   250  2,192,250     --  2,200,000

  Net Income for the three
   months ended June 30, 1996            --       --       --       --       --       590          590
                                       ----     ----     ----     ----     ----     -----    ---------

Balance - June 30, 1996
  [Unaudited]                         7,500,000$ 7,500  2,500,000$   250  $2,192,250   590   $2,200,590
                                    ===========  =====  ============ ====  ========== ====== ==========



See Notes to Financial Statements.





PERRY'S MAJESTIC BEER, INC.
- ------------------------------------------------------------------------------


STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED JUNE 30, 1996.
[UNAUDITED]
- ------------------------------------------------------------------------------




  Net Cash - Operating Activities                                       $   (86,184)
                                                                        -----------

Investing Activities:
  Loan to Bev-Tyme, Inc.                                                    (75,000)

Financing Activities:
  Proceeds from Sale of Preferred Stock to Bev-Tyme, Inc.                    75,000
  Proceeds from Sale of Common Stock - Stock Subscription                     4,800
  Proceeds from Bridge Loans                                                 60,000
                                                                        -----------

  Net Cash - Financing Activities                                           139,800
                                                                        -----------

  Net [Decrease] in Cash                                                    (21,384)

Cash - Beginning of Period                                                   60,200
                                                                        -----------

  Cash - End of Period                                                  $    38,816
                                                                        ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the period for:
   Interest                                                             $        --
   Income Taxes                                                         $        --

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   None




See Notes to Financial Statements.

                                           4

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
- ------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies

[A] Nature of Operations - Perry's Majestic Beer, Inc., a Delaware corporation [the "Company" or "Perry's"], was formed in December 1995. There were no revenue or expense activities through March 31, 1996. The Company became a subsidiary of Bev-Tyme, Inc. as of March 29, 1996 [See Note 3].

[B] Capital Stock - In January 1996, the Company issued 2,500,000 shares of common stock to seven [7] parties for a total consideration of $50,000. At March 31, 1996, $45,200 was collected and the balance of $4,800 was received April 4, 1996.

[C] Earnings Per Share - The number of shares to be used for earnings per share calculation purposes is based on the number of shares issued and outstanding for the period presented. Convertible PreferredStock shares are included if dilutive.

[D] Cash Equivalents - The Company's policy is to classify all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 1996.

[E] Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

[F] Goodwill - Amounts paid in excess of the estimated value of net assets acquired of Riverosa will be charged to goodwill. Goodwill relates to revenues the Company anticipates realizing in future years. The Company has decided to amortize its goodwill over a period of up to five years under the straight-line method. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company will also evaluate whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from acquired assets or businesses. Impairment is recognized if the carrying value of goodwill is less than the projected undiscounted cash flow from the acquired assets or business.

[G] Stock Options and Similar Equity Instruments Issued to Employees - The Company uses the intrinsic value method to recognize cost for stock issued to employees.

[2] Business Combination

On March 29, 1996, the Company entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note was payable with interest of 8% and was paid in August of 1996 with proceeds from the Company's initial public offering. The combination will be accounted for by the purchase method.

Goodwill of approximately $246,000 will be amortized over five years under the straight-line method.

Interest expense for the three months ended June 30, 1996 was $2,000.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
- ------------------------------------------------------------------------------


[2] Business Combination [Continued]

The Company completed this acquisition in August of 1996. The following unaudited pro forma results of operations account for the acquisition as if it had occurred on April 1, 1996. The pro forma results give effect to the amortization of goodwill.

                              Three months ended
                                   June 30,
                                    1 9 9 6

Total Revenues                    $  278,979
                                  ==========

Net [Loss]                        $  (20,563)
                                  ==========

[Loss] Per Share                  $     (.01)
                                  ==========

Results of operations of Riverosa will be included with those of the Company from date of acquisition onward.

[3] Investment - Related Party

On March 29, 1996, the Company issued to Bev-Tyme, Inc. [a public corporation] 500,000 shares of convertible Class A Preferred Stock and 7,000,000 shares of non-convertible Class B Preferred Stock for 400,000 shares of Series C Preferred Stock of Bev-Tyme, Inc. [valued at $2,000,000] and $150,000. As of March 31, 1996, $75,000 of cash was collected and the balance of $75,000 was received on April 4, 1996. Each share of Class A Preferred Stock may be convertible by the holder into one [1] share of Common Stock. Each share of Class A Preferred Stock and Class B Preferred Stock has attached to it the right to vote on all matters submitted to the Company.

On April 19, 1996, the Company lent $75,000 to Bev-Tyme, Inc., which was repaid September 9, 1996.

Interest income for this loan for the period ended June 30, 1996 was $1,184.

The investment in Bev-Tyme, Inc. is classified as "available for sale" and is presented at estimated fair value.

[4] 1996 Stock Option Plan

In March 1996, the Board of Directors of the Company adopted, and the stockholders of the Company approved the adoption of the 1996 Stock Option Plan. The maximum number of shares of common stock with respect to which awards may be granted pursuant to the 1996 Plan is initially 2,000,000 shares.

[5] Public Offering of Common Stock

The Company filed a registration statement for 583,335 shares of common stock at $6.00 per share. The net proceeds from this offering of $2,548,009 were paid in August of 1996.

[6] Bridge Loan

On March 31, 1996, the Company borrowed an aggregate of $150,000 from seven [7] unaffiliated lenders [the "Bridge Lenders"]. In exchange for making loans to the Company, each Bridge Lender received a promissory note [the "Bridge Note"]. Each of the Bridge Notes bears interest at the rate of eight percent [8%] per annum. The Bridge Notes were paid at the closing of the initial public offering of the Company's securities in August of 1996. As of March 31, 1996, $90,000 was received in cash from the bridge loan and $60,000 was received April 4, 1996. Interest expense for the three months ended June 30, 1996 was $2,952 and was paid in August of 1996.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
- ------------------------------------------------------------------------------



[7] New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has decided to apply APB Opinion No. 25 for financial reporting purposes. SFAS No. 123 has been adopted for financial note disclosure purposes in any event. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

[8] Financial Instruments

The carrying amount of cash, notes receivable and payable approximates fair value because of their short maturities.

[9] Employment Agreements

In April of 1996, the Company entered into a three [3] year employment agreement with Mark Butler pursuant to which Mr. Butler serves as the Company's Vice President of Sales. The agreement provides for Mr. Butler to receive a salary of $25,000 per annum until the closing of this offering and thereafter $75,000 per annum. In addition, on each of March 31, 1997, March 31, 1988, and March 31, 1999, the Company has agreed to grant Mr. Butler an option to purchase 100,000 shares of common stock exercisable at fair market value on the date of issuance.

Also in April of 1996, the Company entered into a three [3] year employment agreement with Robert Sipper pursuant to which Mr. Sipper serves as the Company's President. The agreement provides for Mr.
Sipper to receive a salary of $52,000 per annum.

[10] Subsequent Event

In August of 1996, the Company entered into a letter of intent to acquire a brewery for $50,000.






                      . . . . . . . . . . . . . . . . . . .

Item 2:

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------





OVERVIEW

Perry's Majestic Beer, Inc. [the "Company" or "Perry's"] was formed in December of 1995. There were no operations prior to the formation of Perry's for the period December 1995 to March 1996 nor any revenue or expense activities for Perry's through March 31, 1996. The primary activities for Perry's prior to the proposed acquisition of Riverosa Company, Inc. ["Riverosa"] were investing and financing activities through March 31, 1996 [See "Liquidity and Capital Resources"]. In March of 1996, the Company entered into an agreement to acquire Riverosa, which was formed in November of 1993. Riverosa is engaged in the manufacture and distribution of microbrewed beers and ales. Management of Riverosa consisted of Mark Butler and Ron Zagha. Mark Butler is the Vice President of the Company and Robert J. Sipper is the President of the Company and will be responsible for the management functions of the Company.

Bev-Tyme, who is the Company's controlling shareholder and parent, through its wholly owned subsidiary, shall be the distributor of Perry's Majestic Beer, in New York City. Besides, Robert J. Sipper, who is the President and Chief Executive Officer of Bev-Tyme, Inc. and the Company and Robert Forst, the Chief Financial Officer of Bev-Tyme, it is not anticipated that any other employees of Bev-Tyme or its subsidiaries will be involved with the Company's operations. It is anticipated that the two companies will be run independently of each other.

The Board of Directors of Perry's consist of three people, two of whom have no interest [not an employee, officer or director] in Bev-Tyme. Accordingly, all potential conflicts of interest shall be decided by an impartial Board.

Results of Operations

The Company had income from operations of $4,358 and net income of $590 for the three months ended June 30, 1996.

The sales for the Company for the three months ended June 30, 1996 were $255,293. The Company believes its customers base will increase in 1997. The Company intends to introduce at least one new style beer within the next twelve months and explore changing the label of the bottle. Emphasis will be placed on building businesses in bars and restaurants as well as retail and supermarket outlets. The Company will attempt to increase its distribution base by adding new distributors and design incentive and price promotion programs.

The Company's selling, general and administrative expenses for the three months ended June 30, 1996 were $41,594.

The Company's interest expense for the three months ended June 30, 1996 was $4,952. The interest expense was attributable to the bridge loans and the acquisition note for Riverosa.

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Liquidity and Capital Resources

Perry's had a working capital deficit at June 30, 1996 of $49,410. For the three months ended June 30, 1996, the Company utilized $86,184 in cash for operations. The Company utilized $150,000 in investing activities for the acquisition of Riverosa as of March 31, 1996 and expended another $75,000 as a loan to Bev-Tyme, Inc. which was repaid in September of 1996. The Company generated $139,000 in cash from financing activities for the three months ended June 30, 1996 resulting from the sale of preferred stock to Bev-Tyme, Inc. with additional cash proceeds of $75,000 being received in April of 1996, the sale of common stock with additional cash proceeds of $4,800 being received in April of 1996 and additional proceeds from bridge loans of $60,000 being received in April of 1996. The $150,000 bridge loans from the seven unaffiliated lenders have an interest rate of 8% per annum. These loans were repaid at the close of the initial public offering on August 4, 1996. The cash balance at June 30, 1996 was $38,816.

In April of 1996, the Company entered into a three [3] year employment agreement with Mark Butler pursuant to which Mr. Butler serves as the Company's Vice President of Sales. The agreement provides for Mr. Butler to receive a salary of $25,000 per annum until the closing of this offering and thereafter $75,000 per annum. In addition, on each of March 31, 1997, March 31, 1988, and March 31, 1999, the Company has agreed to grant Mr. Butler an option to purchase 100,000 shares of common stock exercisable at fair market value on the date of issuance.

Also in April of 1996, the Company entered into a three [3] year employment agreement with Robert Sipper pursuant to which Mr. Sipper serves as the Company's President. The agreement provides for Mr.
Sipper to receive a salary of $52,000 per annum.

The Company anticipates that the net proceeds of $2,548,009 from the initial public offering will generate along with cash generated from Riverosa's operating activities will be sufficient to satisfy its cash requirements for the next twelve [12] months and enable it to market and advertise its products, expand the market as well as to develop a brewpub/restaurant and microbrewery in the New York metropolitan area.

In August of 1996, the Company entered into a letter of intent to acquire a brewery for $50,000.

SIGNATURE
- ------------------------------------------------------------------------------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereon duly authorized.



                           PERRY'S MAJESTIC BEER, INC.



                             By: /s/ Robert J. Forst
                                 Robert J. Forst
                                  Chief Financial Officer
September 11, 1996