Form 10QSB
period 1996-09-30
PERRYS MAJESTIC BEER INC
filed 1996-11-19
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     September 30, 1996    Commission File Number 33-53748C

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

                              Yes   X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 15, 1996 was 3,083,335.

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



                                                             Page to Page
PART I

Item 1.  Financial Statements

   Balance Sheet as of September 30, 1996 [Unaudited].......... 1.....

   Statements of Operations for the three and six months ended
   September 30, 1996 [Unaudited].............................. 2.....

   Statement of Stockholders' Equity for the six months ended
   September 30, 1996 [Unaudited].............................. 3.....

   Statements of Cash Flows for the six months ended
   September 30, 1996 [Unaudited].............................. 4.....

   Notes to Financial Statements [Unaudited]................... 5.....7

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations................... 8......10

Signature......................................................11......





                         . . . . . . . . . . . . . . .



Item 1:  Financial Statements

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


BALANCE SHEET AS OF SEPTEMBER 30, 1996.
[UNAUDITED]
------------------------------------------------------------------------------


Assets:
Current Assets:
  Cash                                                                  $ 2,061,696
  Inventory                                                                 199,654
  Accounts Receivable                                                        27,485
                                                                        -----------

  Total Current Assets                                                    2,288,835

Non-Current Assets:
  Investment in Bev-Tyme, Inc. - Preferred Stock - Related Party [3]      2,000,000
                                                                        -----------

Property and Equipment - Net                                                  7,350
                                                                        -----------

Other Assets:
  Other Assets                                                               75,000
  Goodwill - Net                                                            265,450

  Total Other Assets                                                        340,450

  Total Assets                                                          $ 4,636,635
                                                                        ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                            9,262

Commitments and Contingencies                                                    --

Stockholders' Equity:
  Preferred  Stock,  $.001 Par Value Per Share,  15,000,000  Blank Check  Shares
   Authorized,  Convertible  Class A - Issued and  Outstanding,  500,000 Shares;
   Non-Convertible Class B - Issued and Outstanding, 7,000,000 Shares [3] 7,500

  Additional Paid-in Capital - Preferred Stock [3]                        2,142,500

  Common Stock - $.0001 Par Value, Authorized 25,000,000 Shares,
   Issued and Outstanding, 3,083,335 Shares [1B]                                308

  Additional Paid-in Capital - Common Stock [1B]                          2,524,778

  Retained Earnings [Deficit]                                               (47,713)

  Total Stockholders' Equity                                              4,627,373

  Total Liabilities and Stockholders' Equity                            $ 4,636,635
                                                                        ===========

See Notes to Financial Statements.

                                         1


PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


STATEMENT OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                           Three months  Six months
                                                               ended        ended
                                                           September 30,September 30,
                                                              1 9 9 6      1 9 9 6

Sales - Net                                                $  154,125   $   409,418

Cost of Goods Sold                                            117,797       327,138
                                                           ----------   -----------

  Gross Profit                                                 36,328        82,280

Selling, General and Administrative Expenses                   75,539       117,133

Amortization of Goodwill                                        8,200         8,200
                                                           ----------   -----------

  [Loss] from Operations                                      (47,411)      (43,053)
                                                           ----------   -----------

Other [Income] Expense:
  Interest Expense                                              2,046         6,998
  Interest Income                                              (1,154)       (2,338)
                                                           ----------   -----------

  Other Expense - Net                                             892         4,660
                                                           ----------   -----------

  [Loss] Before Income Taxes                                  (48,303)      (47,713)

Provision for Income Taxes                                         --            --
                                                           ----------   -----------

  Net [Loss]                                               $  (48,303)  $   (47,713)
                                                           ==========   ===========

  Number of Shares                                          2,855,073     2,678,507
                                                           ==========   ===========

  Net [Loss] Per Share                                     $     (.02)  $      (.02)
                                                           ==========   ===========



See Notes to Financial Statements.

                                         2


PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------



                                                              AdditionalRetained  Total
                            Preferred    Stock    Common Stock     Paid-in  EarningStockholders'
                            Shares       Amount    Shares  Amount   Capital  [Deficit]Equity



  Balance - January 1, 1996     --  $       --       --  $    --  $    --  $    --  $    --

Common Stock Issued for Cash    --          --     2,500,000   250   49,750       --   50,000

500,000 Shares of Series A and
  7,000,000 Shares of Series B
  Preferred Stock Issued for Cash
  and Investment in Bev-Tyme,
   Inc. [Series C Preferred]      7,500,000 7,500    --       --    2,142,500     --  2,150,000
                                --------- -------- ---  -------  ----------------  ---------

Balance - March 31, 1996          7,500,000  7,500  2,500,000   250  2,192,250     --  2,200,000

  Net Proceeds from Public
   Offering of Common Stock      --       --        583,335     58  2,475,028     --  2,475,086

  Net [Loss] for the six months
   ended September 30, 1996      --       --       --       --       --       (47,713) (47,713)
                                 ---  -------  -------  -------  -------  -------  -------

Balance - September 30, 1996
  [Unaudited]                     7,500,000$ 7,500  3,083,335 $  308 4,667,278  $(47,713) $4,627,373
                                ============  ====  ===========    =====  ======== ========= ==========



See Notes to Financial Statements.



PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996.
[UNAUDITED]
------------------------------------------------------------------------------




  Net Cash - Operating Activities                                          (202,877)
                                                                        -----------

Investing Activities:
  Acquisition of Old Marlborough Brewery                                   (160,513)
  Riverosa Acquisition                                                     (100,000)
  Loan to Bev-Tyme                                                          (75,000)
  Repayment of Loan from Bev-Tyme                                            75,000
                                                                        -----------

  Net Cash - Investing Activities                                          (260,513)
                                                                        -----------

Financing Activities:
  Proceeds from Bridge Loan                                                  60,000
  Proceeds from Sale of Preferred Stock to Bev-Tyme                          75,000
  Payment of Bridge Loan Obligation                                        (150,000)
  Final Payment on Stock Subscription for Common Stock                        4,800
  Proceeds of Public Offering - Net of Offering Costs                     2,475,086
                                                                        -----------

  Net Cash - Financing Activities                                         2,464,886
                                                                        -----------

  Net Increase in Cash                                                    2,001,496

Cash - Beginning of Period                                                   60,200
                                                                        -----------

  Cash - End of Period                                                  $ 2,061,696
                                                                        ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the period for:
   Interest                                                             $     6,998
   Income Taxes                                                         $        --



See Notes to Financial Statements.

                                           4

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------


[1] Summary of Significant Accounting Policies

[A] Nature of Operations - Perry's Majestic Beer, Inc., a Delaware corporation [the "Company" or "Perry's"], was formed in December 1995. There were no revenue or expense activities through March 31, 1996. The Company became a subsidiary of Bev-Tyme, Inc. as of March 29, 1996 [See Note 3].

[B] Earnings Per Share - The number of shares to be used for earnings per share calculation purposes is based on the number of shares issued and outstanding for the period presented. Convertible Preferred Stock shares are included if dilutive.

[C] Cash Equivalents - The Company's policy is to classify all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

[D] Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

[E] Goodwill - Amounts paid in excess of the estimated value of net assets acquired of Riverosa and Old Marlborough will be charged to goodwill. Goodwill relates to revenues the Company anticipates realizing in future years. The Company has decided to amortize its goodwill over a period of up to five years under the straight-line method. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company will also evaluate whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from acquired assets or businesses. Impairment is recognized if the carrying value of goodwill is less than the projected undiscounted cash flow from the acquired assets or business.

[F] Stock Options and Similar Equity Instruments Issued to Employees - The Company uses the intrinsic value method to recognize cost for stock issued to employees.

[G] Basis of Reporting - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary in order to make the interim financial statements not misleading.

[2] Business Combination

[A] On March 29, 1996, the Company entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note was payable with interest of 8% and was paid in August of 1996 with proceeds from the Company's initial public offering. The combination is accounted for by the purchase method.

Goodwill of approximately $246,000 will be amortized over five years under the straight-line method.

Amortization of goodwill of $8,200 was recorded for the quarter ended September 30, 1996.

Interest expense for the six months ended September 30, 1996 was $2,790.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------




[2] Business Combination [Continued]

[B] In August of 1996, the Company entered into a letter of intent to acquire a brewery for $50,000. In September 1996, the Company finalized its acquisition of the Old Marlborough Brewery. The total purchase price was $160,513 of which $35,513 was for inventory and equipment and $75,000 was for distribution rights.

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

Interest income for this loan for the period ended September 30, 1996 was $2,338.

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

[5] Common Stock

[A] In January 1996, the Company issued 2,500,000 shares of common stock to seven [7] parties for a total consideration of $50,000. At March 31, 1996, $45,200 was collected and the balance of $4,800 was received April 4, 1996.

[B] The Company's registration statement for 583,335 shares of common stock at $6.00 per share was declared effective in July of 1996 and net proceeds of approximately $2,475,000 were received in August of 1996.

[6] Bridge Loan

On March 31, 1996, the Company borrowed an aggregate of $150,000 from seven [7] unaffiliated lenders [the "Bridge Lenders"]. In exchange for making loans to the Company, each Bridge Lender received a promissory note [the "Bridge Note"]. Each of the Bridge Notes bears interest at the rate of eight percent [8%] per annum. The Bridge Notes were paid at the closing of the initial public offering of the Company's securities in August of 1996. As of March 31, 1996, $90,000 was received in cash from the bridge loan and $60,000 was received April 4, 1996. The principal balance of $150,000 and interest for $4,208 was paid August 5, 1996.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
------------------------------------------------------------------------------



[7] New Authoritative Pronouncements

The FASB has also issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted on January 1, 1995. SFAS No. 115 requires management to classify its investments in debt and equity securities as trading, held-to-maturity, and/or available-for-sale at the time of purchase and to reevaluate such determination at each balance sheet date. The Company does not anticipate that it will have many investments that will qualify as trading or held-to-maturity investments. Debt securities for which the Company does not have the intent or ability to hold to maturity will be classified as available-for-sale, along with most investments in equity securities. Securities available-for-sale are to be carried at fair vale, with any unrealized holding gains and losses, net of tax, reported in a separate component of shareholders' equity until realized.

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 121 on April 1, 1996. Adoption of SFAS No. 121 did not have a material impact on the Company's financial statements. In the future, if the sum of the expected undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recognized.

The FASB has also issued SFAS No. 123 "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles board ["APB"]Opinion No. 25, "Accounting for Stock Issued to Employees." The recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted the disclosure requirements on April 1, 1996. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounting for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 15, 1995. The adoption of SFAS No. 123 could have a material impact on the Company's financial statements.

[8] Financial Instruments

The carrying amount of cash, accounts receivable and payable approximates fair value because of their short maturities.

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

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------



[10] Subsequent Event

In October of 1996, Mr. Sipper exercised his option to transfer his Bev-Tyme salary of $106,650 to the Company.









                      . . . . . . . . . . . . . . . . . . .

Item 2:

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------





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

Results of Operations

The Company had a loss from operations of $43,053 and net loss of $47,713 for the six months ended September 30, 1996.

The sales for the Company for the six months ended September 30, 1996 were $409,418. The Company believes its customers base will increase in 1997. The Company intends to introduce at least one new style beer within the next twelve months and explore changing the label of the bottle. Emphasis will be placed on building businesses in bars and restaurants as well as retail and supermarket outlets. The Company will attempt to increase its distribution base by adding new distributors and design incentive and price promotion programs.

The Company's selling, general and administrative expenses for the six months ended September 30, 1996 were $117,133.

The Company's interest expense for the six months ended September 30, 1996 was $6,998. The interest expense was attributable to the $150,000 bridge loans and the $100,000 acquisition note for Riverosa, both repaid in August of 1996.

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Liquidity and Capital Resources

Perry's had excess working capital at September 30, 1996 of $2,279,573. For the six months ended September 30, 1996, the Company utilized $202,877 in cash for operations. The Company utilized $260,513 in investing activities for the acquisition of Riverosa and the Old Marlborough brewery as of September 30, 1996 and expended another $75,000 as a loan to Bev-Tyme, Inc. which was repaid in September of 1996. The Company generated $2,464,886 in cash from financing activities for the six months ended September 30, 1996 resulting from the sale of preferred stock to Bev-Tyme, Inc. with additional cash proceeds of $75,000 being received in April of 1996, the sale of common stock with additional cash proceeds of $4,800 being received in April of 1996, the additional proceeds from bridge loans of $60,000 being received in April of 1996 and the net proceeds from the initial public offering of $2,475,086. The $150,000 bridge loans from the seven unaffiliated lenders had an interest rate of 8% per annum. These loans were repaid at the close of the initial public offering on August 4, 1996. The cash balance at September 30, 1996 was $2,061,696.

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

Also in April of 1996, the Company entered into a three [3] year employment agreement with Robert Sipper pursuant to which Mr. Sipper serves as the Company's President. The agreement provides for Mr. Sipper to receive a salary of $52,000 per annum. In October of 1996, Mr. Sipper exercised his option to transfer his Bev-Tyme salary of $106,650 to Perry's.

The Company anticipates that the net proceeds of $2,475,086 from the initial public offering along with cash to be generated from operating activities will be sufficient to satisfy its cash requirements for the next twelve [12] months and enable it to market and advertise its products, expand the market as well as to develop a brewpub/restaurant and microbrewery in the New York metropolitan area.

In August of 1996, the Company entered into a letter of intent to acquire a brewery for $50,000. In September 1996, the Company finalized its acquisition of the Old Marlborough Brewery. The total purchase price was $160,513 of which $35,513 was for inventory and equipment and $75,000 was for distribution rights.

SIGNATURE
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereon duly authorized.



                           PERRY'S MAJESTIC BEER, INC.



                             By:/s/ Robert J. Forst
                                 Robert J. Forst
                             Chief Financial Officer

November 18, 1996

SIGNATURE
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereon duly authorized.



                           PERRY'S MAJESTIC BEER, INC.



                                          By:
                                 Robert J. Forst
                             Chief Financial Officer

November 18, 1996