Form 10QSB
period 1996-12-31
PERRYS MAJESTIC BEER INC
filed 1997-02-13
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     December 31, 1996    Commission File Number  33-53748C

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
                                                        ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 13, 1997 was 3,083,335.

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



                                                             Page to Page
PART I

Item 1.  Financial Statements

   Balance Sheet as of December 31, 1996 [Unaudited]........... 1.....

   Statements of Operations for the three and nine months ended
   December 31, 1996 [Unaudited]............................... 2.....

   Statement of Stockholders' Equity for the nine months ended
   December 31, 1996 [Unaudited]............................... 3.....

   Statements of Cash Flows for the nine months ended
   December 31, 1996 [Unaudited]............................... 4.....

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

Signature......................................................10......





                         . . . . . . . . . . . . . . .

Item 1:  Financial Statements

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


BALANCE SHEET AS OF DECEMBER 31, 1996.
[UNAUDITED]
------------------------------------------------------------------------------


Assets:
Current Assets:
  Cash                                                               $ 1,889,418
  Inventory                                                              279,064
  Accounts Receivable                                                     19,538
                                                                     -----------

  Total Current Assets                                                 2,188,020

Non-Current Assets:
  Investment in Bev-Tyme, Inc. - Preferred Stock - Related Party [3]     800,000
                                                                      ----------

Property and Equipment - Net                                              14,170
                                                                      ----------

Other Assets:
  Deposits                                                                 9,700
  Other Assets                                                            86,700
  Goodwill - Net                                                         251,767
                                                                     -----------

  Total Other Assets                                                     348,167

  Total Assets                                                       $ 3,350,357
                                                                     ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                        41,536

Commitments and Contingencies [9]                                            --

Stockholders' Equity:
  Preferred  Stock,  $.001 Par Value Per Share,  15,000,000
   Blank Check  Shares Authorized,  Convertible  Class A -
   Issued and  Outstanding,  500,000 Shares; Non-Convertible
   Class B - Issued  and  Outstanding,  7,000,000  Shares [3]        $     7,500

  Additional Paid-in Capital - Preferred Stock [3]                     2,142,500

  Common Stock - $.0001 Par Value, Authorized 25,000,000 Shares,
   Issued and Outstanding, 3,083,335 Shares                                  308

  Additional Paid-in Capital - Common Stock                            2,524,778

  Unrealized Loss on Available for Sale Investment [3]               (1,200,000)

  Retained Earnings [Deficit]                                          (166,265)

  Total Stockholders' Equity                                           3,308,821

  Total Liabilities and Stockholders' Equity                         $ 3,350,357
                                                                     ===========

See Notes to Financial Statements.

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


STATEMENT OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                      Three months  Nine months
                                                          ended        ended
                                                      December 31,  December 31,
                                                         1 9 9 6      1 9 9 6

Sales - Net                                            $  155,172   $   564,590

Cost of Goods Sold                                        123,443       450,581
                                                       ----------   -----------

  Gross Profit                                             31,729       114,009

Selling, General and Administrative Expenses              140,701       257,834

Amortization of Goodwill                                   13,683        21,883
                                                       ----------   -----------

  [Loss] from Operations                                 (122,655)     (165,708)
                                                       ----------   -----------

Other [Income] Expense:
  Interest Expense                                             --         6,998
  Interest Income                                          (4,103)       (6,441)
                                                       ----------   -----------

  Other Expense - Net                                      (4,103)          557
                                                       ----------   -----------

  [Loss] Before Income Taxes                             (118,552)     (166,265)

Provision for Income Taxes                                     --            --
                                                       ----------   -----------

  Net [Loss]                                           $ (118,552)  $  (166,265)
                                                       ==========   ===========

  Net [Loss] Per Share                                       (.03)         (.05)
                                                       ==========   ===========

  Number of Shares                                     $3,583,335   $ 3,311,819
                                                       ==========   ===========



See Notes to Financial Statements.

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------


                                                                                             Unrealized
                                                                                               Loss on
                                                                       Additional  Retained   Available     Total
                              Preferred Stock       Common Stock         Paid-in   Earnings   For Sale   Stockholders'
                            Shares     Amount     Shares     Amount      Capital   [Deficit] Investment     Equity

Common Stock Issued
  for Cash - January 1996     --      $   --      2,500,000  $   250   $  49,750   $   --    $   --      $     50,000

500,000 Shares of Series
  A and 7,000,000 Shares
  of Ser B Preferred Stock
  Issued for Cash and
  Investment in Bev-Tyme,
   Inc.[Series C Preferred] 7,500,000    7,500         --        --    2,142,500       --         --        2,150,000
                            --------- --------    ---------  -------   ---------   --------   ----------    ---------

Balance - March 31, 1996    7,500,000    7,500    2,500,000      250   2,192,250       --         --        2,200,000

 Net Proceeds from Public
  Offering of Common Stock      --         --       583,335       58   2,475,028       --         --        2,475,086

 Unrealized Loss on Avail
  for Sale Investment [3]       --         --           --       --          --        --      (1,200,000) (1,200,000)

 Net[Loss]for the nine mo
  ended December 31, 1996       --         --           --       --          --    (166,265)      --         (166,265)
                            --------- ---------   ---------  -------   ---------   --------   -----------  -----------

Balance-December 31, 1996
  [Unaudited]              7,500,000 $   7,500  3,083,335  $      308 $4,667,278 $ (166,265)  $(1,200,000) $3,308,821
                           ========= =========  =========  ========== ========== ===========  ===========  ==========



See Notes to Financial Statements.


PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 1996.
[UNAUDITED]
------------------------------------------------------------------------------




  Net Cash - Operating Activities                                   $  (363,455)
                                                                    -----------

Investing Activities:
  Acquisition of Old Marlborough Brewery                               (172,213)
  Riverosa Acquisition                                                 (100,000)
  Loan to Bev-Tyme                                                      (75,000)
  Repayment of Loan from Bev-Tyme                                        75,000
                                                                    -----------

  Net Cash - Investing Activities                                      (272,213)
                                                                     -----------

Financing Activities:
  Proceeds from Bridge Loan                                              60,000
  Proceeds from Sale of Preferred Stock to Bev-Tyme                      75,000
  Payment of Bridge Loan Obligation                                    (150,000)
  Final Payment on Stock Subscription for Common Stock                    4,800
  Proceeds of Public Offering - Net of Offering Costs                 2,475,086
                                                                    -----------

  Net Cash - Financing Activities                                     2,464,886
                                                                    -----------

  Net Increase in Cash                                                1,829,218

Cash - Beginning of Period                                               60,200
                                                                    -----------

  Cash - End of Period                                              $ 1,889,418
                                                                    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the period for:
   Interest                                                         $     6,998
   Income Taxes                                                     $        --



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

[E] Goodwill - Amounts paid in excess of the estimated value of net assets acquired of Riverosa and Old Marlborough are charged to goodwill. Goodwill relates to revenues the Company anticipates realizing in future years. The Company has decided to amortize its goodwill over a period of up to five years under the straight-line method. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company will also evaluate whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from acquired assets or businesses. Impairment is recognized if the carrying value of goodwill is less than the projected undiscounted cash flow from the acquired assets or business.

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

Amortization of goodwill of $20,500 was recorded for the nine months ended December 31, 1996.

Interest expense for the nine months ended December 31, 1996 was $2,790.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[2] Business Combination [Continued]

[B] In August of 1996, the Company entered into a letter of intent to acquire a brewery for $50,000. In September 1996, the Company finalized its acquisition of the Old Marlborough Brewery. The total purchase price was $160,513 of which $35,513 was for inventory and equipment and $75,000 was for distribution rights. Goodwill of $27,650 was recorded and will be amortized over five years under the straight-line method. For the nine months ended December 31, 1996, amortization of goodwill was $1,383. This acquisition was deemed insignificant.

During  the  third  quarter,   the  Company  paid  an  additional   $11,700  for
distribution rights.

[3] Investment - Related Party

On March 29, 1996, the Company issued to Bev-Tyme, Inc. [a public corporation] 500,000 shares of convertible Class A Preferred Stock and 7,000,000 shares of non-convertible Class B Preferred Stock for 400,000 shares of Series C Preferred Stock of Bev-Tyme, Inc. [valued at $2,000,000 at March 31, 1996] and $150,000. As of March 31, 1996, $75,000 of cash was collected and the balance of $75,000 was received on April 4, 1996. Each share of Class A Preferred Stock may be convertible by the holder into one [1] share of Common Stock. Each share of Class A Preferred Stock and Class B Preferred Stock has attached to it the right to vote on all matters submitted to the Company.

On April 19, 1996, the Company lent $75,000 to Bev-Tyme, Inc., which was repaid September 9, 1996.

Interest income for this loan for the nine months ended December 31, 1996 was $2,338.

The investment in Bev-Tyme, Inc. is classified as "available for sale" and is presented at estimated fair value. As of December 31, 1996, the Company recorded an unrealized loss of $1,200,000 to reflect the change in the market value of Bev-Tyme, Inc.'s Series C Preferred Stock.

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

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
------------------------------------------------------------------------------


[7] New Authoritative Pronouncements

The FASB has also issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted on January 1, 1995. SFAS No. 115 requires management to classify its investments in debt and equity securities as trading, held-to-maturity, and/or available-for-sale at the time of purchase and to reevaluate such determination at each balance sheet date. The Company does not anticipate that it will have many investments that will qualify as trading or held-to-maturity investments. Debt securities for which the Company does not have the intent or ability to hold to maturity will be classified as available-for-sale, along with most investments in equity securities. Securities available-for-sale are to be carried at fair value, with any unrealized holding gains and losses, net of tax, reported in a separate component of shareholders' equity until realized.

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

[9] Commitments and Contingencies

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

Bev-Tyme, Inc. ["Bev-Tyme"], the Company's controlling shareholder and parent, through its wholly owned subsidiary, shall be the distributor for Perry's in New York City. Besides Robert J. Sipper, who is the President and Chief Executive Officer of Bev-Tyme, Inc. and the Company and Robert Forst, the Chief Financial Officer of Bev-Tyme, it is not anticipated that any other employees of Bev-Tyme or its subsidiaries will be involved with the Company's operations. It is anticipated that the two companies will be run independently of each other.

The Board of Directors of Perry's consist of three people, two of whom have no interest [not an employee, officer or director] in Bev-Tyme. Accordingly, all potential conflicts of interest shall be decided by an impartial Board.

Results of Operations

The Company had a loss from operations of $165,708 and net loss of $166,265 for the nine months ended December 31, 1996.

The sales for the Company for the nine months ended December 31, 1996 were $564,590. The Company believes its customers base will increase in 1997. The Company intends to introduce at least one new style beer within the next twelve months and explore changing the label of the bottle. Emphasis will be placed on building businesses in bars and restaurants as well as retail and supermarket outlets. The Company will attempt to increase its distribution base by adding new distributors and designing incentive and price promotion programs.

The Company's selling, general and administrative expenses for the nine months ended December 31, 1996 were $257,834. The Company's selling, general and administrative expenses increased for the December 31, 1996 quarter as a result of two additional sales personnel.

The Company's interest expense for the nine months ended December 31, 1996 was $6,998. The interest expense was attributable to the $150,000 bridge loans and the $100,000 acquisition note for Riverosa, both repaid in August of 1996.

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Liquidity and Capital Resources

Perry's had excess working capital at December 31, 1996 of $2,146,484. For the nine months ended December 31, 1996, the Company utilized $363,455 in cash for operations. The Company utilized $272,213 in investing activities for the acquisition of Riverosa and the Old Marlborough brewery as of December 31, 1996 and expended another $75,000 as a loan to Bev-Tyme, Inc. which was repaid in September of 1996. The Company generated $2,464,886 in cash from financing activities for the nine months ended December 31, 1996 resulting from the sale of preferred stock to Bev-Tyme, Inc. with additional cash proceeds of $75,000 being received in April of 1996, the sale of common stock with additional cash proceeds of $4,800 being received in April of 1996, the additional proceeds from bridge loans of $60,000 being received in April of 1996 and the net proceeds from the initial public offering of $2,475,086. The $150,000 bridge loans from the seven unaffiliated lenders had an interest rate of 8% per annum. These loans were repaid at the close of the initial public offering on August 4, 1996. The cash balance at December 31, 1996 was $1,889,418.

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

In August of 1996, the Company entered into a letter of intent to acquire a brewery for $50,000. In September 1996, the Company finalized its acquisition of the Old Marlborough Brewery. The total purchase price was $160,513 of which $35,513 was for inventory and equipment and $75,000 was for distribution rights. During the third quarter, the Company paid an additional $11,700 for distribution rights.

The Company anticipates that the net proceeds of $2,475,086 from the initial public offering in August of 1996 along with anticipated cash to be generated from operating activities will be sufficient to satisfy its cash requirements for at least the next twelve [12] months and enable it to market and advertise its products, expand the market as well as to develop a brewpub/restaurant and microbrewery in the New York metropolitan area.

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

February 13, 1997