Form 10KSB
period 1997-03-31
PERRYS MAJESTIC BEER INC
filed 1997-06-30
CIK 1012130

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549

                                   REPORT ON FORM 10-KSB

      |X|  Annual Report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

      For the fiscal year ended March 31, 1997

      |_|  Transition Report pursuant to Section 13 or 15(d) of
           The Securities Exchange Act of 1934



      For the transition period from ___________________ to ___________________.

Commission File No.      0-21079


                                  PERRY'S MAJESTIC BEER, INC.
                  (Exact name of registrant as specified in its charter)

              Delaware                                      11-3314168
      (State of or other jurisdiction         (IRS Employer Identification No.)
      of incorporation or organization)

           38 West 32nd Street
           Suite 801
           New York, New York                    10001
            (Address of Principal            (Zip Code)
             Executive Officers)

Registrant's telephone number, including area code: (212) 564-2260

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:


                       Common Stock, par value $.0001 per share
                                      (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.           [X]

      Issuer's revenues for its most recent fiscal year were $891,225.

      The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of June 18, 1997, was approximately $3,941,106.

Number of shares outstanding of the issuer's Common Stock as of June 18, 1997 was 3,708,335.


                           DOCUMENTS INCORPORATED BY REFERENCE:

                                    PART I

Item 1.  BUSINESS.

General

      Perry's Majestic Beer, Inc., a Delaware corporation (the "Company"), was formed in December, 1995. On March 29, 1996, the Company entered into an agreement to acquire Riverosa Company, Inc. ("Riverosa"), a New York corporation which was formed in November 1993. (References to the Company includes the operations of Riverosa). The Company is engaged in the marketing and sale of microbrewed beers and ales. Since June 1993, the Company has sold and marketed its flagship brand, Perry's Majestic Beer ("Perry's"), which is distinguished by its use of organically grown barley and hops. The Company's business strategy is to establish presence in the craft-brewed beer market by creating and offering high quality full-flavored all organic beers and other beers and/or ales. Presently, the Company's Perry's beers are produced under contract with Hoboken Brewing Company, a brewery located in Hoboken, New Jersey, which produces, bottles and labels Perry's using the Company's name and logo. The Company's products are distributed in the New York metropolitan area under an exclusive distribution agreement with Mootch & Muck, Inc. ("Mootch & Muck"), a subsidiary of the Company's former parent company, Bev-Tyme, Inc. ("Bev-Tyme"), a distributor of various beverages, beers and related products. Perry's is presently distributed in New York City and is sold in restaurants, supermarkets, beer and soda stores, and retail outlets. The Company expects to sign up additional distributors, primarily on the east coast of the United States, over the next six (6) to twelve (12) months. In September 1996, the Company acquired the Post Road Beer brand and other assets from the Old Marlborough Brewing Company, Inc. The Company redesigned the labels, six packs, and cartons for the existing beer style: Post Road Pale Ale. The new packaging was introduced in Massachusetts in January 1997. The Company introduced Post Road India Pale Ale in January 1997 and its first seasonal beer, Post Road Summer Brew, in April 1997. The Post Road brand and all other Perry's brands will be managed by the existing management, with the addition of one brand manager in the New England Region. Post Road is currently distributed in two states, Massachusetts and Rhode Island. The Company expects to sign-up additional distributors over the next six (6) to twelve (12) months. Post Road brand beers are produced at the Catamount Brewing Company, Inc., located in White River Junction, Vermont.

      In March 1997, the Company entered into an agreement to acquire all of the outstanding stock of Orchard Annie, Inc., a manufacturer of natural applesauces. The Company expects to introduce its first four flavors of applesauce during the second quarter under the brand name Quigley's. Quigley's will be produced by Leroux Creek Foods, Inc., located in Hotchkiss, Colorado. The Quigley's brand will be managed by the Company's existing management.

      On October 26, 1995, Bev-Tyme, Inc. entered into a letter of intent to acquire Riverosa for the sum of $250,000. In January 1996, Bev-Tyme, Inc. assigned its rights under the letter of intent to the Company, which entered into a definitive agreement with Riverosa on March 29, 1996, pursuant to which the Company agreed to pay the sum of $250,000 to acquire Riverosa. An initial payment of $150,000 was made by the Company on March 21, 1996, with the balance payable pursuant to the terms of a promissory note issued March 29, 1996 and payable upon the earlier of (i) one year or

(ii) the closing of the Company's initial public offering (the "Initial Public Offering"). The balance was paid in full in August 1996. The $150,000 for the initial payment to Riverosa was obtained by the Company as a result of capital contributions by the shareholders and the March 1996 Bridge Loans. (See "Certain Transactions".) As of April 4, 1996, and as amended in November 1996, February 1997, and March 1997 the Company entered into a five (5) year employment agreement with Mark Butler, former President of Riverosa, pursuant to which Mr. Butler serves as the Company's Vice President of Sales and Chief Operating Officer and was elected to the Company's Board of Directors. The employment agreement, as amended, provides for Mr. Butler to receive a salary of $25,000 per annum until the closing of the Initial Public Offering, and thereafter $50,000 per annum until November 1, 1996, and thereafter $75,000 per annum until March 10, 1997, and thereafter $110,000 per annum. The employment agreement, as amended, also provides for payment of an annual bonus at the sole discretion of the Company's Board of Directors. In addition, on each of March 31, 1998, and March 31, 1999, the Company agreed, pursuant to the employment agreement, as amended, to grant Mr. Butler an option to purchase 100,000 shares of Common Stock exercisable at fair market value on the date of issuance. Further, the employment agreement, as amended provides that the Company issue to Mr. Butler 200,000 shares of the Company's Common Stock on February 11, 1997. Such shares were issued in February 1997. In March 1997, Mr. Butler's salary was increased to $110,000 per annum in accordance with his employment agreement, as amended.

      In March 1996, the Company issued to Bev-Tyme 500,000 shares of its convertible Series A Preferred Stock and 7,000,000 shares of its Series B Preferred Stock for $150,000 and 400,000 shares of Bev-Tyme's Series C Preferred Stock. On July 30, 1996, the Company completed its Initial Public Offering of 583,335 shares of Common Stock at a price of $6.00 per share, and the concurrent offering of securities by certain selling securityholders. The net proceeds realized from the Initial Public Offering were approximately $2,500,000. In October 1996 Bev-Tyme sold all of its shares of Series A Preferred Stock in the Company for an aggregate purchase price of $250,000. On June 13, 1997 the Company exercised its right pursuant to a Promissory Note for $100,000 dated April 17, 1997 made by Bev-Tyme, and reacquired its 7,000,000 shares of Series B Preferred Stock held by Bev-Tyme in full satisfaction of the Note payable.

      Perry's Majestic Beer is brewed with organically grown barley imported from Canada and organically grown hops imported from Germany. It is a Pale Ale style beer whose characteristics showcase the quality aspects of superior barley flavor and hop. In keeping with its organic character, Perry's utilizes a 10-12 week brewing process that introduces no herbicides, chemical pesticides or inorganic fertilizers in the growing of the barley or hops. No artificial ingredients are added during the brewing or bottling stages.

      The Company's executive offices are currently located at 38 West 32nd Street, Suite 801, New York, New York 10001 and its telephone number is (212) 564-2260. The Company's fiscal year end is March 31.

Recent Developments

      On April 17, 1997, the Company loaned to Bev-Tyme the sum of $100,000 pursuant to the terms of a Promissory Note issued in connection with that loan. Bev-Tyme was required to repay the entire principal plus interest on or before April 16, 1998. The Company retained the right, in its sole discretion, to reacquire the 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme in full satisfaction of the Note or to receive payment of the principal plus accrued interest. On June 13, 1997 the Company exercised its right to reacquire the 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme in full satisfaction of the Note payable.

      In March 1997, the Company entered into an agreement to acquire all of the issued and outstanding stock of Orchard Annie, Inc., a corporation wholly-owned and controlled by Mark Butler, the Vice President-Sales, Chief Operating Officer and a director of the Company. The aggregate purchase price was $66,000 and the issuance of 50,000 shares of Common Stock of the Company in June 1997. The 50,000 shares of Common Stock have not yet been issued. Pursuant to the purchase, the Company acquired all rights to produce and market Quigley's Applesauce, a line of premium, 100% natural, single-served sized apple sauces. The Agreement further provided for the payment to Mr. Butler of royalty payments equal to $0.50 per case of Quigley's Applesauce for the first 500,000 cases and $0.25 per case thereafter during the period of fifteen (15) years from the closing date.

      On September 20, 1996, the Company acquired the operating assets of Old Marlborough Brewing Company, Inc. ("Old Marlborough"), a Massachusetts producer of microbrewed beer and ale. The acquisition included all rights to produce and market Post Road Pale Ale, a microbrewed product distributed throughout Massachusetts. The aggregate purchase price was $85,513 and the issuance of 25,000 shares of Common Stock of the Company. The Company also paid $86,700 to reacquire the distribution rights for Post Road. In addition, the Company entered into a four (4) year employment agreement with Austin J. Moran, a principal of Old Marlborough, pursuant to which Mr. Moran serves as a manager of the Company and receives an annual salary of $50,000 for the first year, $55,000 for the second year, $60,000 for the third year and $65,000 for the fourth year. The Agreement provides further that, as additional consideration, on each of August 31, 1997, August 31, 1998 and August 31, 1999, the Company shall grant Mr. Moran options to purchase 20,000 shares of the Company's Common Stock exercisable at $6.00 per share, for a period of four (4) years.

Industry Overview

      The Company participates in the specialty beer segment of the $50 billion domestic beer market. Specialty beers are generally brewed according to traditional German or English recipes and tend to be more full-bodied and more bitter or tart in taste than massed produced domestic beers. As a result, these amber lagers and ales, stouts, porters, bocks, German recipe wheat beers and seasonal brews tend to be more flavorful and fresher tasting. The domestic specialty beer segment grew at a compound annual rate of approximately 37% in the five years ended December 31, 1994, while volume in the overall domestic beer market has remained relatively flat. The Company believes that this growth in the specialty beer segment has resulted from several factors. Specialty beer "made in small batches" from "all natural ingredients" is better than mass produced domestic and imported products, particularly powerful in light of the trend among large brewers to minimize costs through the use of lower cost adjuncts. The increased consumer demand for specialty beers allows for a price premium relative to mass produced beers.

      The Microbrewery Industry.

      The revival of small local breweries, commonly known as microbreweries, began in the late 1970s and early 1980s. Several national trends have combined to create favorable conditions permitting the microbrewery industry to emerge and grow. First, domestic breweries consolidated into the remaining industrial breweries which resulted in a narrowing of the types of domestically- produced beer available to consumers. This trend has benefited the microbrewery industry which produces many different types of beer representing an expansion of beer choices. Second, consumers have placed increasing emphasis on health and nutrition as a principal element of contemporary lifestyle and have become more focused on the health concerns and abuse relating to the consumption of alcohol. As a result, consumers are reducing their level of consumption of alcoholic beverages but are increasing the quality of alcoholic beverages they consume.

      Due in part to its growth, the microbrewing industry has undergone significant change and is now more accurately referred to as the "craft beer" industry. The craft beer industry has been broken into four industry subgroups - regional specialty breweries, contract brewing companies, microbreweries and brewpubs. Together these four subgroups comprise what was previously described as the microbrewing industry. The IBS defines each of these subgroups as follows:

      Regional Specialty Brewery. A brewery which produces between 15,000 and 1,000,000 barrels of beer per year.

      Contract Brewing Company. A business that does not brew its own beer, but markets and sells beer brewed to its specifications by an existing brewery.

      Microbrewery. A brewery that produces less than 15,000 barrels of hand-crafted beer per year principally for distribution to restaurants, taverns and retail stores, and in some cases for direct sale to consumers for on-site consumption or take-out in small containers.

      Brewpub. A restaurant/brewery that sells at least 50% of its beer production to consumers for on-site consumption or take-out in small containers.

      Product Diversity and Quality

      The Company intends to continue to expand its product line with additional beers designed to appeal to varying consumer preferences. The Company currently markets its organically brewed Perry's Majestic Beer and Post Road brand beers. The Company intends to establish a selection of year-round and seasonal beers that will attract consumers to specialty beers and allow them to explore new tastes. In this regard, the Company has already introduced Post Road Summer Brew and India Pale Ale. Perry's Majestic Beer is brewed for the Company, under contract with a non-affiliated third party, using organic ingredients, and uses no additives, adjuncts or preservatives in the brewing process. Post Road is brewed by a non-affiliated third party located in Vermont. Perry's Majestic Beer presently utilizes organic barley imported from Canada and organic hops from Germany. The Organic Growers and Buyers Association and Organic Crop Improvement Association regularly inspect and certify growers, storage silos, transport companies, malting houses, and breweries to assure purity of ingredients. Before farms are certified as organic they must not have used any herbicides or pesticides for three years. Post Road utilizes high quality domestic hops and barley in its brewing process. In addition, the Company has diversified its product lines by acquiring the right to produce and market Quigley's Applesauces, made of apples and fruits and all natural flavorings. Quigley's will be produced by a non-affiliated third party in Colorado and distributed through a similar distribution system as its two beer lines allowing for product synergy and efficiency.

      Competition

      The beer industry is highly competitive and the Company expects competition in the craft beer segment of the industry to increase. The Company will compete with large domestic and foreign industrial breweries, as well as microbreweries and brewpubs that produce high quality ale and lager beers. All industrial breweries and many microbreweries have significantly greater resources than the Company.

      Domestic beer production is dominated by large American industrial breweries, such as Anheuser-Busch, Inc., Miller Brewing Company, Stroh Brewery Co., G. Heilman Brewing Co., Pabst Brewing Co. and Adolph Coors Co. all of which have greater financial, production, distribution and marketing resources than the Company. The major domestic breweries accounted for approximately 94% of the beer produced in the United States in 1994. The large domestic beer producers generally offer a homogeneous selection of beers designed for mass appeal. These beers, principally light- bodied lagers and pilsners, are brewed using low cost mass production techniques, lower cost adjuncts, such as rice and corn, and relatively less hops. In contrast to the substantial growth in the specialty beer segment in recent years, over the last ten (10) years, overall growth in the domestic beer market has been relatively low, with volume growing at an annual rate of less than 1% since 1984. Adult per capita annual beer consumption in the United States has declined from 36 gallons in 1978 to 32 gallons in 1994. The Company believes that this low growth rate and reduced beer consumption can be attributed to a variety of factors, including increased concern about health consequences of consuming alcoholic beverages; safety consciousness and concerns about drinking and driving; a trend toward a diet including lighter, lower caloric beverages such as diet soft drinks, juices and sparkling water products; the increased activity of anti-alcohol consumer protection groups; an increase in the minimum drinking age from 18 to 21 years in all states; the general aging of the population; and increased federal and state excise taxes. The growing consumer trend towards moderation in alcohol consumption has benefitted specialty beers by resulting in beer drinkers' selective consumption of one or two better tasting beers per sitting.

      In response to the recent significant growth in the craft-beer industry, several domestic industrial breweries are currently producing products to compete with microbrewery products. The Company believes that consumers will be attracted to locally produced craft beers more so than industrial beers "dressed-up" to look like local craft-beers, due to many consumers' desire to drink regional craft-beers and craft-beers produced by "smaller" breweries.

      Within the microbrewing industry, the Company believes that its principal competitors will be microbreweries located in the Northeast Region of the United States, such as Boston Beer Company, the producer of Samuel Adams Beers.

      The terms craft brewer and micro-brewer are usually used interchangeably by consumers and within the industry to mean a small, independent brewer whose predominant product is brewed with only traditional brewing processes and ingredients. Craft brewers include contract brewers, small regional brewers and brewpubs. Craft beers are full-flavored beers brewed with quality hops, malted barley, yeast and water without adjuncts such as rice, corn or stabilizers or water dilution used to lighten beer for mass production and consumption. In response to increased consumer demand for more flavorful beers, the number of craft brewed beers has increased dramatically. Currently there are more than 500 craft brewers. In addition to the many independent brewers and contract brewers, the three major brewers (Anheuser-Busch, Incorporated, Miller Brewing Co. and Coors Brewing Co.) have all entered this fast-growing market, either through developing their own specialty beers or by acquiring or forming partnerships with existing craft brewers.

      The Company competes directly with regional craft brewers such as The Boston Beer Company, Sierra Nevada Brewing Company, Redhook Ale Brewery, Incorporated and Anchor Brewing Company, other contract brewers such as Pete's Brewing Company, foreign brewers such as Heineken, Molson, Corona, Amstel and Becks, and other regional craft brewers and brewpubs. The Company also expects competition by niche beers produced by affiliates of certain major domestic brewers such as Anheuser-Busch, Incorporated, Miller Brewing Co. and Coors Brewing Co.

      Quigley's applesauce is a single serve, all natural, applesauce which the Company anticipates introducing in July 1997. Applesauce is primarily sold in glass jars (pints and quarts) or in four (4) ounce servings sold on grocery shelves in multi packs. Quigley's is being produced in a single-serve, individually identified container similar to yogurt and the Company is aiming to sell its products in refrigerators in delis, supermarkets, colleges, schools, food service accounts, vending machines and other retail outlets as opposed to current applesauces which are primarily sold on grocery shelves.

      Government Regulation

      The Company's business is highly regulated by federal, state and local laws and regulations, federal and state laws and regulations govern licensing requirements, trade and pricing practices, permitted and required labeling, advertising, promotion and marketing practices, relationships with distributors and related matters. For example, federal and state regulators require warning labels and signage on the Company's products. The Company believes that it has obtained all regulatory permits and licenses necessary to operate its business in the states where the Company's products are currently being distributed. Failure on the part of the Company to comply with federal, state or local regulations could result in the loss or revocation or suspension of the Company's licenses, permits or approvals and accordingly could have a material adverse effect on the Company's business. Governmental entities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. The Company must also comply with numerous federal, state and local environmental protection laws. The Company is operating within existing laws and regulations or is taking action aimed at assuring compliance therewith. The Company does not expect compliance with such laws and regulations to materially affect the company's capital expenditures, earnings or competitive position.

      The federal government and each of the states levy excise taxes on alcoholic beverages, including beer. The federal excise tax is currently $18.00 per barrel ($1.30 per case of 24-12 oz. containers) and the state excise taxes range from $23.80 per barrel to $1.24 per barrel. Federal excise taxes are typically included in the price charged to retailers by the distributors. All excise taxes are ultimately passed on to the consumer. It is possible that in the future the rate of excise taxation could be increased by both the federal government and a number of state governments. Further increases in excise taxes on beer, if enacted, could materially and adversely affect the Company's financial condition and results of operations. There is a small brewers federal excise tax credit that grants each brewing company with production under 2,000,000 barrels a year an $11.00 credit per barrel on its first 60,000 barrels produced annually. The Company is currently able to take advantage of a $660,000 annual credit pursuant to this exemption. Although the Company is not aware of any plans by the federal government to reduce or eliminate this small brewer's credit or by federal or state authorities to increase the excise tax rate, and such change could have a material adverse effect on the Company.

      Certain states, including California, Connecticut, Delaware, Iowa, Maine, Massachusetts, Michigan, New York, Oregon and Vermont, and a small number of local jurisdictions, have adopted restrictive beverage packaging laws and regulations that require deposits on beverage containers. Congress and a number of additional state or local jurisdictions may adopt a similar legislation in the future, and in such event, the Company may be required to incur significant expenditures in order to comply with such legislation. Changes to federal and state excise taxes on beer production, federal and state environmental regulations, including laws relating to packaging and waste discharge, or any other federal and state laws or regulations which affect the Company's products could materially adversely affect the Company's results of operations.

      The Company is required to have its Quigley's products analyzed by a laboratory approved by the Food and Drug Administration (the "FDA") for certification of its ingredients. The information is then listed on its nutritional fact panel that appears on all of the Quigley's products.

      Sales, Distribution and Marketing

  The Company intends to distribute and sell its beer products directly to beer distributors who will sell directly to retail establishments such as grocery stores, convenience stores, bars, restaurants and other retail establishments. Quigley's will be sold through beverage, dairy, food distributors and, in some instances, diversified beer distributors who sell to delis, grocery stores, convenience stores and other retailers.

      The Company's beers are currently distributed in three (3) states. The Company distributes its products in the New York metropolitan area through Mootch & Muck, a subsidiary of the Company's former parent, Bev-Tyme, Inc. The Company intends to enter into similar distribution arrangements covering other areas of the United States with primary focus on the east coast of the United States. The Company distributes Post Road beer in Massachusetts through Commonwealth Wine and Spirits, Inc. and Commercial Distributors Company, Inc and in Rhode Island through Johnson Brothers of Rhode Island, Inc.The Company has not entered into any other distribution arrangements and there can be no assurance that the Company will be able to enter into distribution arrangements with other local distributors on terms satisfactory to the Company or at all.

      The Company's marketing efforts include advertising in regional and craft-beer publications, local media outlets (i.e. newspapers and radio) and at local craft-beer conventions and microbrew tasting events.

Suppliers

      The Company purchases its barley and hops for its beers from Briess Malting and Hop Union. The Company has no written agreement with these suppliers and is aware of other suppliers for ingredients of equal quality at comparable pricing. Ingredients for Quigley's are purchased through various apple growers in the southwest and western United States.

Contract Brewing

      The Company believes that contract brewing gives it economic advantages through lower capital and overhead costs per barrel and through lower transportation costs than if it owned a single brewery to produce its beer. Presently, Perry's Beer is produced under contract with Hoboken Brewing Company, Inc., a brewery located in Hoboken, New Jersey, which produces, bottles and labels Perry's using the Company's name and logo. The contract provides for a term of one (1) year and for the brewing of the beer in accordance with the Company's formula. The Company's formula remains the exclusive property of the Company and is exclusive to the private label Perry's Majestic Beer. The Company must place production orders not less than thirty (30) days prior to delivery and production must be made in minimum lots of forty (40) barrels. Although the Company's beer is presently brewed at Hoboken, there can be no assurance that this brewery will continue to provide services to the Company. The Company previously had a contract with Frankenmuth, another brewing company which was terminated due to the destruction of the brewery in a tornado. In the event the Company is unable to continue its relationship with Hoboken for any reason, the Company would have to enter into a relationship with another brewery which is able to produce organic beer to the Company's standards. Post Road brand beers are brewed at the Catamount Brewing Company,

Inc. ("Catamount") located in White River Junction, Vermont.The Company does not have any written agreement with ssatamount for brewing its Post Road beers. The Company must give Catamount thirty (30) days' notice, although there are no minimum lot requirements. Although the Company believes that there are other such brewing facilities which would be available, there can be no assurance that the Company will be able to enter into such an agreement with another brewing facility, or to do so on terms which are similarly favorable.

Distribution

      The Company currently distributes its Perry's beers in one (1) state in the United States. The Company currently distributes its Post Road beer in two
(2) states in the United States.  The Company  expects to distribute its Perry's
Majestic and Post Road beers through an additional six (6) to ten (10) distributors in the next six (6) to twelve (12) months. The Company intends to distribute Quigley's through six (6) to eight (8) distributors by the end of fiscal 1998.

Alcohol Beverage Regulation and Taxation

      The manufacture and sale of alcoholic beverages is a highly regulated and taxed business. The Company's operations may be subject to more restrictive regulations and increased taxation by federal, state and local governmental entities than are those of non-alcohol related businesses. Federal, state and local laws and regulations govern the production and distribution of beer. These laws and regulations govern permitting, licensing, trade practices, labeling, advertising, marketing, distributor relationships and related matters. Federal, state and local governmental entities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Failure by the Company to comply with applicable federal, state or local laws and regulations could result in penalties, fees, suspension or revocation of permits, licenses or approvals. There can be no assurances that other or more restrictive laws or regulations will not be enacted in the future.

Licenses and Permits

      The Company purchases beer from two contract brewers and sells it to distributors pursuant to a federal wholesaler's basic permit issued to Riverosa. The Company has made application to have that permit issued in the name of the Company. Brewery and wholesale operations require various federal, state and local licenses, permits and approvals. In addition, some states prohibit wholesalers and/or retailers from holding an interest in any supplier such as the Company. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesale, retailer and/or suppliers. The loss or revocation of any existing licenses, permits or approvals, failure to obtain any additional or new licenses, permits or approvals or the failure to obtain approval for the transfer of any existing permits or licenses, including those required as a result of the recapitalization, could have a material adverse effect on the ability of the Company to conduct its business. On the federal level, brewers are required to file with the Bureau of Alcohol, Tobacco and Firearms ("ATF") an amended Brewer's Notice every time there is a material change in the brewing process or brewing equipment, change in the brewery's location, change in the brewery's management or a material change in the brewery's ownership. Brewers must seek ATF approval of an amended Brewer's Notice prior to the change taking place. Wholesalers must notify ATF within 30 days of any change in the wholesaler's operations, change in the wholesalers's location, change in the wholesaler's management or a material change in the wholesaler's ownership. The Company's operations are subject to audit and inspection by ATF at any time. The Company has never been audited or inspected by ATF.

      On the state and local level, some jurisdictions merely require notice of any material change in the operations, management or ownership of a permittee or licensee. Some jurisdictions require advance approvals and require that new licenses, permits or approvals must be applied for and obtained in the event of a change in the management or ownership of the permittee or licensees. State and local laws and regulations governing the sale of beer within a particular state by an out-of-state brewer or wholesaler vary from locale to locale.

      ATF permits and brewer's registrations can be suspended, revoked or otherwise adversely affected for failure to pay tax, to keep proper accounts, to pay fees, to bond premises, to abide by federal alcohol beverage production and distribution regulations and to notify ATF of any change (as described above), or if holders of 10% or more of the Company's equity securities are found to be of questionable character. Permits, licenses and approvals from state regulatory agencies can be revoked for many of the same reasons.

      The Company is required to have its Quigley's products analyzed by a laboratory approved by the FDA for certification of its ingredients. The information is then listed on its nutritional fact panel that appears on all of the Quigley's products.

      Because of the many and various state and federal licensing and permitting requirements, there is a risk that one or more regulatory authorities could determine that the Company has not complied with applicable licensing or permitting regulations or does not maintain the approvals necessary for it to conduct business within their jurisdictions. There can be no assurance that any such regulatory action would not have a material adverse effect upon the Company or its operating results.

Taxation

      The federal government and each of the states levy excise taxes on alcoholic beverages, including beer. The federal excise tax is $18.00 per barrel. For brewers producing no more than 2,000,000 barrels of beer per calendar year the federal excise tax is $7.00 per barrel on the first 60,000 barrels of beer removed for consumption or sale during a calendar year. As the brewer of record of its beers, the Company has been able to take advantage of this reduced tax on the first 60,000 barrels of its beer produced. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. The state excise taxes are usually paid by the Company's distributors.

      Congress and state legislatures routinely consider various proposals to impose additional excise taxes on the production and distribution of alcoholic beverages, including beer, in connection with various governmental budget balancing or funding proposals. Further increases in excise taxes on beer, if enacted, could result in a general reduction of malt beverage sales.

Trademarks

      The Company has applied for U.S. Trademark Registration for Post Road and Quigley's and has obtained US. Trademark Registration for Perry's Majestic.
 The Company regards its trademarks as having substantial value and as being an important factor in the marketing of its products.

The Company is not aware of any infringing uses that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringements on its marks.

Management and Employees

      As of June 20, 1997, the Company employed a total of 6 employees on a full time basis.

      The Company has experienced no work stoppages and considers its employee relations to be satisfactory. The Company's employees are not represented by a labor union.

Conflict of Interests

      It is anticipated that Mootch & Muck, a subsidiary of Bev-Tyme, will continue to distribute a significant percentage of the Company's products, at or near present levels. Robert Sipper, Bev- Tyme's President and a Bev-Tyme director, is Chief Executive Officer of the Company and a member of the Company's Board of Directors. Because of the identity of certain management, certain conflicts of interest may occur between the Company and Bev-Tyme. In such instances, any member of the Board of Directors who is also a member of the Bev-Tyme Board of Directors may be precluded from participating in corporate decisions. Although the Board of Directors of the company has not adopted any written policy on this matter, the Delaware Corporation Law contains specific provisions governing such conflicts.

Product Liability Insurance

      The Company, like other manufacturers of products that are ingested, faces inherent risk of exposure to product liability claims if, among other things, the use of its products results in an injury. The Company currently does not have any product liability insurance. There can be no assurance that the Company will be able to obtain product liability insurance on terms acceptable to the Company or at all and once obtained there can be no assurance that the Company will be able to maintain such insurance coverage. Moreover, the amount and scope of any coverage may be inadequate to protect the Company in the event that a product liability claim is successfully asserted against the Company.

Item 2.  PROPERTIES.

      The Company operates its executive offices at 38 West 32nd Street, Suite 801, New York, New York 10001 pursuant to a three (3) year lease dated as of May 1, 1997 which provides for a monthly rent of $1,200 and five percent (5%) increases on each of June 1, 1998 and June 1, 1999.

Item 3. LEGAL PROCEEDINGS.

      Except as set forth below, management is not aware of any material legal proceedings pending against the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended March 31, 1997.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS.


      The Company's Common Stock commenced trading on the OTC Bulletin Board on the effectiveness of the Company's Initial Public Offering on July 31, 1996 under the symbol "PYMB". The Common Stock is regularly quoted and traded on the OTC Bulletin Board.

      The following table indicates the high and low bid prices for the Company's Common Stock for the period from July 31, 1996 to March 31, 1997 based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.


                            Common Stock1

Year Ended March 31,
1997                 High          Low
Second Quarter       $11.250       $6.000
Third Quarter        $9.188        $4.00
Fourth Quarter       $7.0000       $5.000



1     Commenced trading on July 31, 1996.

      On June 18, 1997, the closing price of the Common Stock as reported on the OTC Bulletin Board was $1.0625. As of June 18, 1997, the Company had approximately 44 holders of record of its shares of Common Stock.

Item 6:

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



OVERVIEW

Perry's Majestic Beer, Inc. [the "Company" or "Perry's"] was formed in December of 1995. There were no operations prior to the formation of Perry's for the period December 1995 to March 1996 nor any revenue or expense activities for Perry's through March 31, 1996. The primary activities for Perry's prior to the proposed acquisition of Riverosa Company, Inc. ["Riverosa"] were investing and financing activities through March 31, 1996 [See "Liquidity and Capital Resources"]. In March of 1996, the Company entered into an agreement to acquire Riverosa, which was formed in November of 1993. Riverosa was engaged in the manufacture and distribution of microbrewed beers and ales. Management of Riverosa consisted of Mark Butler and Ron Zagha. Mark Butler is the Vice President of the Company and Robert J. Sipper is the President of the Company and will be responsible for the management functions of the Company.

In September 1996, the Company acquired the Post Road Beer brand and other assets from the Old Marlborough Brewing Company, Inc. The Company redesigned the labels, six packs, and boxes for the existing beer style: Post Road Pale Ale. The new packaging was introduced in Massachusetts in January 1997.
The Company introduced Post Road India Pale Ale in January 1997 and its first seasonal beer, Post Road Summer Brew, in April 1997. The Post Road brand and all other Perry's brands will be managed by the existing management, with the addition of one brand manager in the New England Region.
The Company expects to sign-up additional distributors over the next 6-12 months. Post Road brand beers are produced at the Catamount Brewing
Company, Inc., located in White River Junction, Vermont.

In March 1997, the Company acquired all the outstanding stock of Orchard Annie, Inc., a manufacturer of natural applesauces. The Company expects to introduce its first four flavors of applesauce during the third quarter under the brand name Quigleys. Quigleys will be produced by Lereoux Creek Foods, Inc., located in Hotchkiss, Colorado. The Quigleys brand will be managed by the Company's existing management.

Bev-Tyme, Inc. ["Bev-Tyme"], the Company's former controlling shareholder and parent, through its wholly owned subsidiary, shall be the distributor for Perry's in New York City. Besides Robert J. Sipper, who is the President and Chief Executive Officer of Bev-Tyme, Inc. it is not anticipated that any other employees of Bev-Tyme or its subsidiaries will be involved with the Company's operations. It is anticipated that the two companies will be run independently of each other.

The Board of Directors of Perry's consist of three people, two of whom have no interest [not an employee, officer or director] in Bev-Tyme. Accordingly, all potential conflicts of interest shall be decided by an impartial Board.

Results of Operations

The Company had a loss from operations of $708,315 and a net loss of $698,291 for the year ended March 31, 1997.

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Results of Operations [Continued]

The sales for the Company for the year ended March 31, 1997 were $891,225. The Company believes its distributor base will increase during 1997 and 1998. The Company intends to introduce at least one new style beer within the next twelve months and launch its newly acquired brand Quigley's all natural applesauce. Emphasis will be placed on building sales volume in bars and restaurants as well as retail and supermarket outlets. The Company will attempt to increase its distribution base by adding new distributors throughout the United States and by designing targeted incentive and price promotions.

The Company incurred a gross profit of $13,609 and a gross loss of $100,400 for the year and quarter ended March 31, 1997, respectively. The Company experienced a gross loss in the fourth quarter as a result of start-up costs related to production of Post Road and Perry's beer brands.

The Company's selling, general and administrative expenses for the year ended March 31, 1997 were $721,924.

The Company's interest expense for the year ended March 31, 1997 was approximately $7,000. The interest expense was attributable to the $150,000 bridge loans and the $100,000 acquisition note for Riverosa, both repaid in August of 1996.

Liquidity and Capital Resources

Perry's had working capital at March 31, 1997 of $1,571,790. For the year ended March 31, 1997, the Company utilized approximately $560,000 in cash for operating activities. The Company utilized approximately $266,000 in investing activities for the acquisition of Riverosa and the Old Marlborough Brewing Company, Inc.'s Post Road brand, as well as for the acquisition of Orchard Annie, Inc. as of March 31, 1997. The Company generated $2,364,886 in cash from financing activities for the year ended March 31, 1997, primarily resulting from the Company's initial public offering which resulted in net proceeds of $2,475,086 in July 1996. The $150,000 bridge loans from the seven unaffiliated lenders were repaid at the close of the initial public offering on August 4, 1996. In addition, the Company repaid the $100,000 note payable as part of its acquisition of Riverosa. The cash and cash equivalents balance at March 31, 1997 was $1,521,203.

In April of 1996 and as amended in March 1997, the Company entered into a five [5] year employment agreement with Mark Butler pursuant to which Mr. Butler serves as the Company's Vice President of Sales. The agreement provides for Mr. Butler to receive a salary of $25,000 per annum until the closing of the initial public offering offering and thereafter $50,000 per annum until November 1, 1996 and thereafter $ 75,000 per annum until March 1997, and thereafter $110,000 per annum. In addition, on each of March 31, 1998, and March 31, 1999, the Company has agreed to grant Mr. Butler an option to purchase 100,000 shares of common stock exercisable at fair market value on the date of issuance.

Also in April of 1996 and as amended in March 1997, the Company entered into a five [5] year employment agreement with Robert Sipper pursuant to which Mr. Sipper serves as the Company's President and Chief Executive Officer. The agreement provides for Mr. Sipper to receive a salary of $52,000 per annum. In October of 1996, Mr. Sipper exercised his option pursuant to his agreement, to transfer his Bev-Tyme salary of $106,650 to Perry's and subsequently voluntarily reduced his salary to $120,000 until Mr. Sipper gives notice that his full salary should be reinstated.

During February 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements through 2001.

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Liquidity and Capital Resources [Continued]

In August of 1996, the Company entered into a letter of intent to acquire a brewery for $50,000. In September 1996, the Company finalized its acquisition of the assests of Old Marlborough Brewing Company, Inc. The total purchase price was $85,531 of which $35,513 was for inventory and equipment.
In addition,  the Company paid $86,700 to repurchase  distribution
Rights for Post Road. In February 1997, the Company issued 25,000 shares of common stock valued at approximately $214,000 as additional consideration for the acquisition of Old Marlborough.

The Company anticipates that the net proceeds of $2,475,086 from the initial public offering in August of 1996 along with anticipated cash to be generated from operating activities will be sufficient to satisfy its cash requirements for at least the next twelve [12] months and enable it to market and to advertise its existing products and to expand its markets for all products throughout the United States with a primary focus on the East Coast.

New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers
 and Servicing of Financial Assets and Extinguishment of Liabilities.
" SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996.
Earlier application is not allowed.The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited.Adoption on January 1, 1997 is not expected to have a material impact on the Company.
 The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

The FASB issued SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

Impact of Inflation

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


INDEX TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------



                                  Page to Page


Item 7:  Financial Statements

Independent Auditor's Report.................................    F-1

Balance Sheet as of March 31, 1997...........................    F-2....F-3

Statement of Operations for the year ended March 31, 1997
[None for March 31, 1996]....................................    F-4

Statements of Stockholders' Equity for the years ended
March 31, 1997 and 1996......................................    F-5

Statements  of Cash Flows for the year ended  March 31,  1997 and for the period from inception [December 1995] to March 31, 1996 F-6....F-7

Notes to Financial Statements................................    F-8....F-15





                         . . . . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders of
  Perry's Majestic Beer, Inc.
  New York, New York


            We have audited the accompanying balance sheet of Perry's Majestic Beer, Inc. as of March 31, 1997, the related statements of operations, stockholders' equity, and cash flows for the year then ended, and the statements of stockholders' equity and cash flows for the period from inception [December 1995] to March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perry's Majestic Beer, Inc. as of March 31, 1997, and the results of its operations and its cash flows for the year then ended, and its cash flows for the period from inception [December 1995] to March 31, 1996, in conformity with generally accepted accounting principles.







                                          MOORE STEPHENS, P.C.
                                          Certified Public Accountants.

Cranford,  New Jersey
June 6, 1997
[Except for Note 16A,
for which the date is
June 13, 1997]



Item 7:

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


BALANCE SHEET AS OF MARCH 31, 1997.
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash and Cash Equivalents                                             $ 1,521,203
  Accounts Receivable [Net of Allowance of $4,000]                          137,535
  Accounts Receivable - Related Party                                         5,072
  Inventory                                                                 104,496
  Due from Officer                                                            9,337
  Accrued Interest Receivable                                                 4,813
                                                                        -----------

  Total Current Assets                                                    1,782,456

Non-Current Assets:
  Investment in Bev-Tyme, Inc. - Related Party [7]                        1,431,440
                                                                        -----------

Property and Equipment - Net                                                 32,260
                                                                        -----------

Other Assets:
  Goodwill -[Net of Accumulated Amortization of $75,606]                    434,456
  Other Intangible Assets - Net                                             213,550
  Related Party Receivable                                                   76,300
                                                                        -----------

  Total Other Assets                                                        724,306

  Total Assets                                                          $ 3,970,462
                                                                        ===========





See Notes to Financial Statements.



PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


BALANCE SHEET AS OF MARCH 31, 1997.
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                      $   194,542
  Payroll Taxes Payable                                                      16,124
                                                                        -----------

  Total Current Liabilities                                                 210,666
                                                                            -------
Commitments and Contingencies [14]                                               --
                                                                           --------
Stockholders' Equity:
  Preferred  Stock,  $.001 Par Value Per Share,  15,000,000  Blank Check  Shares
   Authorized,  Convertible  Class A - Issued and  Outstanding,  500,000 Shares;
   Non-Convertible Class B - Issued and Outstanding, 7,000,000 Shares [Aggregate
   Liquidation Preferences $170,000]                                           7,500

  Common Stock - $.0001 Par Value, Authorized 25,000,000 Shares,
   Issued and Outstanding, 3,708,335 Shares                                     370

  Additional Paid-in Capital                                              7,331,277

  Unrealized Holding [Loss] on Available for Sale Investment               (568,560)
                                                                           --------
  Retained Earnings [Deficit]                                              (698,291)

  Total                                                                   6,072,296
  Less:  Deferred Compensation                                           (2,312,500)
                                                                           --------
  Total Stockholders' Equity                                              3,759,796
                                                                           --------
  Total Liabilities and Stockholders' Equity                            $ 3,970,462
                                                                        ===========


See Notes to Financial Statements.

                                        F-3



PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


STATEMENT OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 1997.
------------------------------------------------------------------------------





Sales - Net                                                             $   891,225

Cost of Goods Sold                                                          877,616
                                                                           --------
  Gross Profit                                                               13,609
                                                                            -------
Selling, General and Administrative Expenses:
  Selling, Advertisement and Promotion                                       69,355
  General and Administrative Expenses                                       430,793
  Amortization of Deferred Compensation                                     137,500
  Amortization of Goodwill and Distribution Rights                           84,276
                                                                        -----------

  Total Selling, General and Administrative Expenses                        721,924
                                                                        -----------

  [Loss] from Operations                                                   (708,315)
                                                                           --------
Other [Income] Expense:
  Interest Expense                                                            6,998
  Interest Income                                                           (17,022)

  Other [Income] - Net                                                      (10,024)
                                                                        -----------

  [Loss] Before Income Taxes                                               (698,291)

Provision for Income Taxes                                                       --
                                                                           --------
  Net [Loss]                                                            $  (698,291)
                                                                        ===========

  Net [Loss] Per Share                                                  $     (0.24)
                                                                        ===========

  Weighted Average Number of Shares                                       2,965,869



See Notes to Financial Statements.





PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                                                                                 Unrealized
                                                                                                  Holding
                                                                                                  [Loss] on
                                                                  Additional Retained             Available   Total
                              Preferred Stock     Common Stock      Paid-in  Earnings Deferred    For Sale  Stockholders'
                             Shares     Amount  Shares    Amount    Capital  [Deficit]Compensation Investment Equity

Common Stock Issuedfor Cash -
  January 1996                    --   $    --  2,500,000$    250 $  49,750 $     --   $     -- $      -- $ 50,000

500,000 Convt. Shares of
 Series A and
  7,000,000 Shares of
Series B
  Preferred Stock Issued
 for Cash and
  Invst. in Bev-Tyme,Inc.     7,500,000 7,500       --        --  2,142,500       --         --        -- 2,150,000
                               -------- -------  -------  -------- --------- --------   -------- --------- ---------

  Balance - March 31, 1996    7,500,000 7,500  2,500,000      250 2,192,250       --         --       --  2,200,000

Net Proceeds from Public
  Offering of Common Stock        --        --  583,335        58 2,475,028       --         --        -- 2,475,086

Unrealized Holding [Loss]on
Available
  for Sale Investment as of
March 31,
  1997 [7]                        --        --       --        --        --       --         --   (568,560)(568,560)

Employment Agreements -
  February 11, 1997               --        --  400,000        40 1,999,960       --   (2,000,000)     --       --

Consulting Agreement -
  February 11, 1997               --        --  200,000        20   449,980       --   (450,000)       --       --

Purchase of Old Marlborough       --        --   25,000         2   214,059       --         --        --     214,061

Amortization of Deferred
 Compensation                     --       --       --       --        --         --   137,500   --           137,500

Net [Loss] for the year
 ended
  March 31, 1997                  --        --       --        --        --   (698,291)        --        --   (698,291)
                           ---------   -------  -------  -------- --------- --------   --------    ---------   --------

  Balance - March 31, 1997 7,500,000   $ 7,500  3,708,335 $    370 $7,331,277 $(698,291) $(2,312,500)$568,560)$3,759,796
                           =========   =======  ========= ======== =========== ========  =========== ========  =========



See Notes to Financial Statements.



                                          F-5


PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                                      For the Period
                                                                      from Inception
                                                                         [December
                                                          Year ended      1995] to
                                                           March 31,     March 31,
                                                            1 9 9 7        1 9 9 6

Operating Activities:
  Net [Loss]                                             $  (698,291)   $        --
                                                         -----------    -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Provided by Operating Activities
   Depreciation and Amortization                              86,802             --
   Deferred Compensation Expense                             137,500             --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                    (138,607)            --
     Related Party Receivable                                (76,298)            --
     Accrued Interest                                         (4,814)            --
     Inventory                                               (77,335)

   Increase [Decease] in:
     Accounts Payable                                        194,542             --
     Payroll Taxes Payable                                    16,124             --
                                                         -----------    -----------

   Total Adjustments                                         137,914             --
                                                         -----------    -----------

  Net Cash - Operating Activities                           (560,377)            --
                                                         -----------    -----------

Investing Activities:
  Acquisition of Riverosa                                         --       (150,000)
  Purchase of Warehouse Equipment                            (26,436)            --
  Acquisition of Old Marlborough Brewery, Inc.'s Post
  Road Brand                                                 (85,513)           --
  Payments for Distribution Rights                           (86,700)            --
  Payments for Label and Packaging Design                    (68,173)            --
  Acquisition of Orchard Annie, Inc.                         (67,348)            --
  Due from Officer                                            (9,336)            --
                                                         -----------    -----------

  Net Cash - Investing Activities                           (343,506)      (150,000)
                                                         -----------    -----------

Financing Activities:
  Proceeds from Bridge Loan                                   60,000         90,000
  Proceeds from Issuance of Preferred Stock to Bev-Tyme       75,000         75,000
  Payment of Bridge Loan Obligation                         (150,000)            --
  Repayment of Note                                         (100,000)            --
  Proceeds of Public Offering - Net of Offering Costs      2,475,086             --
  Proceeds from Sale of Common Stock                           4,800         45,200
                                                         -----------    -----------

  Net Cash - Financing Activities                          2,364,886        210,200
                                                         -----------    -----------

  Net Increase in Cash and Cash Equivalents                1,461,003         60,200

Cash and Cash Equivalents - Beginning of Years                60,200             --
                                                         -----------    -----------

  Cash and Cash Equivalents - End of Years               $ 1,521,203    $    60,200
                                                         ===========    ===========

See Notes to Financial Statements.

                                        F-6


PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------



                                                                       For the Period
                                                                       from Inception
                                                                         [December
                                                          Year ended      1995] to
                                                           March 31,     March 31,
                                                            1 9 9 7        1 9 9 6


Supplemental Disclosures of Cash Flow Information:
  Cash paid for the years for:
   Interest                                              $     6,998    $        --
   Income Taxes                                          $        --    $        --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
During the fourth quarter of 1997, Perry's issued a total of 400,000 shares of
Perry's  common  stock to two  officers as  consideration  for  extending  their employment  agreements  to five years [See Note 14].  Deferred  compensation  of
$2,000,000  was recorded and will be amortized to over five years as compensation expense. Compensation  expense of $100,000  was  recorded  for the three months ended March 31, 1997 for this transaction.In addition,an additional
200,000 shares of Perry's common stock were issued for a three year consulting agreementfor  services  valued  at  $450,000.The  Company  recorded  $37,500 for  the amortization of the deferred consulting services under this agreement.

  In February of 1997, Perry's also issued 25,000 shares of common stock valued at approximately $214,000 as additional consideration for the purchase of Old
Marlborough Brewing Co., Inc.'s Post Road brand.



See Notes to Financial Statements.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


[1] Organization and Nature of Business

Perry's Majestic Beer, Inc., a Delaware corporation [the "Company" or "Perry's"], was formed in December 1995. The Company's main office is in New York, New York. There were no revenue or expense activities through March 31, 1996. The Company became a subsidiary of Bev-Tyme, Inc. as of March 29, 1996 [See Note 7]. In March of 1996, the Company entered into an agreement to acquire Riverosa Company, Inc. which was formed November 1993, and began marketing and selling throughout the metropolitan New York City area microbrewed organic beer under the trade name Perry's Majestic Beer [See Note 6].

During the year ended March 31, 1997, Perry's has continued to expand by purchasing Old Marlborough Brewing Company, Inc.'s Post Road Microbeer brand and other assets, and Orchard Annie, Inc., a manufacturer of natural applesauce. Post Road brand beer is distributed in Massachusetts [See Note 6].

[2] Summary of Significant Accounting Policies

[A] Cash and Cash Equivalents - The Company's policy is to classify all highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

[B] Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

[C] Goodwill - Amounts paid in excess of the estimated value of net assets acquired of Riverosa and Old Marlborough are charged to goodwill. Goodwill relates to revenues the Company anticipates realizing in future years. The Company has decided to amortize its goodwill over a period of up to five years under the straight-line method. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company will also evaluate whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from acquired assets or businesses. Impairment is recognized if the carrying value of goodwill is less than the projected undiscounted cash flow from the acquired assets or business.

[D] Inventories - Inventories are stated at the lower of cost or market. Cost, which includes purchases, freight, raw materials, direct labor and factory overhead, is determined on the first-in, first-out basis.

[E] Property and Equipment - Property and equipment are stated at cost and are depreciated over its estimated useful life of 5 years. Depreciation is calculated using the straight-line method.

[F] Advertising Expense - Advertising costs are expensed as incurred. For the year ended March 31, 1997 advertising costs were approximately $22,700.

[G] Intangibles - The Company acquired various intangible assets during the year ended March 31, 1997. The Company amortizes intangible assets over 5 years under the straight-line method [See Note 5].

[H] Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions located in the New York metropolitan area.

The Company maintains cash and cash equivalent balances at a financial institution in New York. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1997, the Company's uninsured cash balance totaled $1,391,440.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

[H] Risk Concentrations [Continued] - The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company established an allowance for doubtful accounts at March 31, 1997 of $4,000. The Company believes any credit risk beyond this amount would be negligible.

With respect to purchases of inventory for the year ended March 31, 1997, the Company purchased inventory from four suppliers which comprised approximately 63% of the Company's total cost of sales. The Company believes there are other suppliers available to meet the Company's needs.

As of March 31, 1997, the Company distributes its products primarily through two wholesale distributors for resale to retailers. One distributor accounts for 25% of the Company's sales. Accordingly, the Company is dependent upon these distributors to sell the Company's products and to assist the Company in promoting market acceptance of, and creating demand for the Company's products. There are other distributors available to meet the Company's needs and the Company is discussing doing business with these distributors.

Certain of the Company's purchases and sales were made by the parent on behalf of the Company. In addition, all of the Company's inventory is maintained, but segregated at the parent's location and no additional costs are incurred for this arrangement. Purchases and sales made by the parent on behalf of the Company amounted to approximately $480,000 and $650,000, respectively, for the year ended March 31, 1997.

[I] Stock Issued to Employees - The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation" on April 1, 1996 for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" for financial reporting purposes.

[J] Revenue Recognition - Revenue is recognized at the time products are shipped and title passes.

[K] Net [Loss] Per Share - The net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Shares issuable upon the exercise of stock options granted and the effect of convertible securities are excluded from the computation because the effect on the net loss per share would be anti-dilutive.

[L] Impairment - Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

[M] Income Taxes - The Company accounts for income tax expense and liabilities under the asset and liability method. Deferred income taxes are provided for temporary differences between financial and income tax reporting, relating principally to depreciation, deferred compensation and amortization.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------




[3] Inventories

The Company's inventory consists of finished goods of $73,443 and packaging materials of $31,053. The finished goods inventory is pledged as part of a loan entered into by the parent, Bev-Tyme, Inc.

[4] Plant and Equipment and Depreciation

Plant and equipment and accumulated depreciation are as follows:

Warehouse Equipment                            $    7,350
Kegs                                                8,395
Storage Equipment                                  19,041
                                               ----------

Total - At Cost                                    34,786
Less:  Accumulated Depreciation                     2,526

  Net                                          $   32,260
  ---                                          ==========

Depreciation expense for the year ended March 31, 1997 was $2,526.

[5] Other Intangible Assets

Other intangible assets and accumulated amortization are as follows:

                                               Accumulated
                                      Cost    Amortization      Net

Label and Packaging Design          $  68,172  $       --  $   68,172
Orchard Annie Concept                  67,348          --      67,348
Distribution Rights                    86,700       8,670      78,030
                                    ---------  ----------  ----------

  Totals                            $ 222,220  $    8,670  $  213,550
  ------                            =========  ==========  ==========

Amortization expense for the year ended March 31, 1997 was $8,670.

[6] Acquisitions

[A] Riverosa - On March 29, 1996, the Company entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note was payable with interest of 8% and was paid in August of 1996 with proceeds from the Company's initial public offering. The combination is accounted for by the purchase method. Goodwill of $246,000 was recorded and will be amortized over five years under the straight-line method. Amortization of goodwill of $49,200 was recorded for the year ended March 31, 1997.

Interest expense on this note for the year ended March 31, 1997 was $2,667.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------


[6] Acquisitions [Continued]

[B] Old Marlborough Brewing Co., Inc. ["Old Marlborough"] - In August of 1996, the Company entered into a letter of intent to acquire Old Marlborough Brewing Co., Inc.'s Post Road microbeer brand and other assets. The Company paid $172,213, of which $35,513 was for inventory and equipment and $86,700 was to repurchase distribution rights. In February 1997, the Company issued 25,000 shares of common stock valued at approximately $214,000 as additional consideration for the acquisition of Old Marlborough. Goodwill of $264,062 was recorded and will be amortized over five years under the straight-line method. For the year ended March 31, 1997, amortization of goodwill was $26,406.

[C] Orchard Annie, Inc. - In March 1997, Perry's entered into an agreement to acquire all of the stock of Orchard Annie, Inc., an all natural apple sauce company for approximately $67,000 in cash. Additionally, Perry's agreed to issue 50,000 shares of Perry's common stock in the second quarter of 1997 and to pay an officer of the Company who was also the sole shareholder of Orchard Annie, Inc. a royalty payment of $0.50 per case for each of the first 500,000 cases sold and $0.25 per case thereafter for a period of fifteen years.

[7] Investment - Related Party

On March 29, 1996, the Company issued to Bev-Tyme, Inc. [a public corporation] 500,000 shares of convertible Class A Preferred Stock and 7,000,000 shares of non-convertible Class B Preferred Stock for 400,000 shares of Series C Preferred Stock of Bev-Tyme, Inc. [valued at $2,000,000 at March 31, 1996] and $150,000. Each share of Series C Preferred Stock pays an annual dividend of $0.50 per share and is convertible at the option of the holder into 1.8 shares of Bev-Tyme, Inc. common stock As of March 31, 1996, $75,000 of cash was collected and the balance of $75,000 was received on April 4, 1996. Each share of Class A Preferred Stock may be convertible by the holder into one [1] share of Common Stock. Each share of Class A Preferred Stock and Class B Preferred Stock has attached to it the right to vote on all matters submitted to the Company.

In October of 1996, Bev-Tyme, Inc. sold the 500,000 shares of Convertible Class A Preferred Stock.

On April 19, 1996, the Company lent $75,000 to Bev-Tyme, Inc., which was repaid September 9, 1996. Interest income for this loan for the year ended March 31, 1997 was $2,338.

The investment in Bev-Tyme, Inc. is classified as "available for sale" and is presented at estimated fair value. In January 1997, Perry's received a dividend of 524,000 shares of Bev-Tyme common stock on the investment of 400,000 shares of Bev-Tyme Series C Preferred Stock. As of March 31, 1997, the Company recorded a net unrealized holding loss of $568,560 to reflect the change in the market value of Bev-Tyme, Inc.'s Series C Preferred Stock and the annual $0.50 per share dividend which was paid in Bev-Tyme common stock.

[8] Income Taxes

Income tax at the federal statutory rate reconciled to the Company's effective rate is as follows:

                                                March 31,
                                                 1 9 9 7

Federal Statutory Rate                             (34.0)%
Non-Deductible Expenses                             (7.2)
Net Operating Loss For
  Which No Tax Benefit was Received                 41.2
                                                --------

  Effective Rate                                      --%
                                                 --------
The Company has a net operating loss carryforward of approximately $485,000 all of which will expire in 2012.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------



[8] Income Taxes [Continued]

The major components of deferred income tax assets and liabilities are as follows:

                                                 March 31,
                                                  1 9 9 7
                                                  -------
Deferred Tax Liabilities
  Accelerated Depreciation                      $  (1,994)
                                                =========

Deferred Tax Assets:
  Net Operating Loss                            $ 219,248
  Excess Book Amortization Over Tax                10,233
  Reserves                                          1,800
  Unrealized Holding Loss                         255,852
  Deferred Compensation                            61,875
                                                ---------

  Total                                         $ 549,008
                                                =========

Net Deferred Tax Asset:
  Before Valuation Allowance                    $ 547,014
  Valuation Allowance                             547,014
                                                ---------

  Net Deferred Income Tax Asset                 $      --
  -----------------------------                 =========

The Company recorded a valuation allowance of $547,014, an increase of $547,014 over the preceding year, due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards.

[9] 1996 Stock Options

[A] In March 1996, the Board of Directors of the Company adopted, and the stockholders of the Company approved the adoption of the 1996 Stock Option Plan. The maximum number of shares of common stock with respect to which awards may be granted pursuant to the 1996 Plan is initially 2,000,000 shares.

No options are outstanding under this plan.

[B] In connection with the initial public offering, the Company issued to its underwriter in July 1996 an option to purchase 58,333 shares of common stock at a purchase price of $7.20 per share exercisable commencing July 1997 and expiring July 2001.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------



[10] Common Stock

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

[11] Bridge Loan

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

[12] New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers
 and Servicing of Financial Assets and Extinguishment of Liabilities.
" SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996.
 Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited.
Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

The FASB issued SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

[13] Financial Instruments

For certain instruments, including cash and cash equivalents, trade receivables, related party payables, and trade payables, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturities.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------



[14] Commitments and Contingencies

[A] Employment Agreements - As of March 31, 1997, the Company has 3 employment agreements with executives of the Company that expire between the years 2000 through 2001. The annual commitments for compensation aggregate between $285,000 and $250,000, respectively. In addition, the Company has agreed to grant to an executive 20,000 common stock options each year as a bonus for the next three years, exercisable at $6.00 per share for a period of four years. The Company has also agreed to grant to another executive 100,000 common stock options on each of March 31, 1998 and March 31, 1999, exercisable at fair market value at date of grant.

During February 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements through 2001. As a result of this agreement, deferred compensation of $2,000,000 was recorded and related amortization of $100,000 was expensed.

[B] Consulting Agreements - In February 1997, Perry's issued 200,000 shares of Perry's common stock to a consultant for services to be performed over the next three years. This agreement was valued at $450,000 and recorded as deferred compensation. Amortization of $37,500 was recorded as amortization expense for the year ended March 31, 1997.

[C] Royalty Agreements - In connection with the acquisition of Orchard Annie, Inc., the Company has agreed to pay a royalty payment of $0.50 per case for each of the first 500,000 cases sold and $0.25 per case thereafter for a period of fifteen years.

[15] Leases

[A]  Future  minimum   payments  under   non-cancelable   operating  leases  for
transportation equipment are as follows at March 31, 1997:


1998                                $   3,540
1999                                    3,540
2000                                    1,475
2001                                       --
2002                                       --
Thereafter                                 --
                                    ---------

  Total Minimum Lease Payments      $   8,555
                                        =====
[B] Rent expense for the year ended March 31, 1997 was $4,880. For the year ended March 31, 1997, there was no lease agreement. Rent of $750 was paid on a monthly basis to an officer of the Company for use of office space. This arrangement was terminated in June of 1997.

[16] Subsequent Events

[A] Related Party Receivable - On April 17, 1997, the Company loaned to Bev-Tyme $100,000 in the form of a promissory note. Bev-Tyme was required to repay the entire principal plus interest on or before April 16, 1998. The Company retained the right to convert the promissory note into the 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme. On June 13, 1997, the Company exercised its right to convert the promissory note into the 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme. As a result of this transaction, Perry's is no longer a subsidiary of Bev-Tyme, although the two companies continue to share some common management.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------



[16] Subsequent Events [Continued]

[B] Options Granted - In June of 1997, the Board of Directors issued 500,000 options for common stock to certain officers, directors and consultants for future services at an exercise price of $0.875 share.

[C] Rental Agreement - In May of 1997, the Company entered into a three year lease for office space with monthly rent of $1,200.

[D] Consulting Agreement - On May 23, 1997, the Company entered into a consulting agreement whereby the Consultant agrees to provide the Company with consulting services in connection with financial management and other general consulting as required by the Company. In consideration for these services, the Company issued in June of 1997 an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.875 per share[see Note 16B].
 In addition, the agreement also calls for a per diem payment of $300.






                      . . . . . . . . . . . . . . . . . . .

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
              ACT.

Directors and Executive Officers

        The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below.

      Name              Age         Position Held

Robert Sipper            43      President, Chief Executive Officer, Chief
                                 Financial Officer, Principal Accounting Officer and Director

Mark Butler             45       Vice President-Sales and Secretary and Director

Matthew Harriton        32       Director

Background of Executive Officers and Directors

      Robert Sipper has been Chief Executive Officer and Chief Financial Officer of the Company since March 1, 1996. He has served as a director of Bev-Tyme, Inc. since November 1993 and Chief Executive Officer and President of Bev-Tyme, Inc. since January, 1994. He graduated with a J.D. degree from Vermont Law School in 1978 and entered private practice. He was associated with Dubbs, Leopold, Davis & DePodwin, Attorneys at Law from 1979-1981. He became a partner in the law firm of Leopold & Sipper, Attorneys at Law, from 1981 to March 1989. In March, 1989, Mr. Sipper left the private practice of law and became Chief Operating Officer/Executive Vice President of Mootch & Muck, a position he holds today, which was the master Evian distributor for the Metropolitan New York - New Jersey territory as well as the distributor of many other beverages and selected specialty foods. Mr. Sipper established a subdistributor network for Evian and other products in this territory. In 1990, Mr. Sipper negotiated the sale of Mootch & Muck's Evian Master Distributor Agreement to Canada Dry Bottling Company of New York.

      Mark Butler has been President, Vice President - Sales and Secretary of Riverosa since January 1990. Mr. Butler was appointed to the Company's
Board of Directors on April 1, 1996. He has been the Vice President-Sales and Chief Operating Officer of the Company since April 4, 1996. Mr. Butler was President of Mill Hill Associates, a company which brokers various beverages to wholesaler and distributor networks from January 1990 to October 1996. From April 1988 to January 1990, Mr. Butler was National Sales
 Manager for Snapple Beverage Co. From February 1986 to March 1988, he was National Sales Manager for Glenville Importers. From November 1984 to January 1986, Mr. Butler was National Sales Manager of American Natural Beverage Corp.
 From September 1980 to October 1984, he was president of Newport-Cambridge Provisions which distributed beverages, including exclusive distribution of Soho Natural Soda in New England. Mr. Butler received a degree in English / Business Administration and Economics from Western State College of Colorado.

      Matthew L. Harriton, has served on the Company's Board of Directors since January 3, 1996. Mr. Harriton is the Chief Financial Officer of Embryo
Development Corporation. Embryo Development Corporation is a public company which trades on NASDAQ and which specializes in developing and distributing medical devices. Prior to joining Embryo Development Corporation, Mr. Harriton's professional experience included positions at CIBC Wood Gundy Securities Corporation as an associate from June 1994 to December 1995, Coopers & Lybrand as a senior associate from December 1990 to May 1994, and The First Boston Corporation as a senior accountant from June 1986 to June 1988. Through private investments Mr. Harriton has been involved with the start-up and development of several restaurants located in Manhattan. Mr. Harriton also serves as a director of Decor Group, Inc., a public company which trades on the OTC Bulletin Board and is involved in the home decorating industry. Mr. Harriton also serves as a director of Superior Supplements, Inc., a public company which trades on the OTC Bulletin Board and which manufactures and sells dietary supplements and specialty nutritional supplements in bulk tablet, capsule and powder form. He is a graduate of Lehigh University and received his M.B.A. from Duke University's Fuqua School of Business

      There are no family relationships among any of the directors or executive officers of the Company. Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company. The members of the Board of Directors meet at least quarterly during the Company's fiscal year, and at such other times duly called.


      In June 1997, the Company issued to certain employees and directors of the Company options to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $0.875 per share.None of such options have been exercised.

      Compliance with Section 16(a) of
      The Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Except as provided below, to the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended March 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.



ITEM 10. EXECUTIVE COMPENSATION.

      The  following  table  sets  forth  the  compensation  paid  to the  Named
Executive Officers for the fiscal year ending March 31, 1997.

                           Summary  Compensation Table

                            Annual  Compensation Awards           Long-Term Compensation
                            ---------------------------           ----------------------
        (a)                (b)     (c)      (d)                       (e)              (f)


                                          Other Annual               Restricted   Stock Option
Name and Principal Position Year  Salary  Compensation                 Award       Grants

Robert Sipper, President   1997   $98,249   $ -0-                      -0-                -0-
    Chief Executive Officer

Mark Butler                1997   $54,230   $ -0-                      -0-                -0-
  Vice President - Sales


      The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's Chief Executive Officer and the other executive officers named in the above Summary Compensation Table.





                       Option/SAR Grants In Last Fiscal Year

                     Number of Securities
                        Underlying     Percent of Total     Exercise or
                       Options/SARS    Options/SARS            Base
                                         Granted to           Price
Name                    Granted (#)   Employees in Fiscal Year ($/Sh)  Exp. Date
Robert Sipper                   -0-(1)          0%              $-0-          --


Mark Butler                     -0-(1)          0%              $-0-          --
----------------------------
(1)   Options are exercisable for shares of Common Stock.

      The following table sets forth certain information with respect to options exercised during the last fiscal year by the Company's Chief Executive Officer and the executive officers named in the Summary Compensation Table, and with respect to unexercised options held by such persons at the end of the last fiscal year:



Aggregate Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End
Option/SAR Values

                      Shares                       Number of Securities    Value of Unexercised in the
                    Acquired on    Value Realized  Underlying Unexercised     Money Options/SARs at
       Name        Exercise (#)(1)    $            Options/SARS at FY-End (#)     FY-End ($) (2)
       ----        ---------------   ---     --------------------------    ---------------

                                                Exercisable Unexercisable    Exercisable  Unexercisable


   Robert Sipper      -0-             -0-         ---                ---      $    -0-    $  -0-
 Mark Butler per      -0-             -0-         ---                ---      $    -0-    $  -0-


      Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company. The members of the Board of Directors meet at least quarterly during the Company's fiscal year, and at such other times duly called.

Employment Agreements

      As of April 4, 1996, and as amended in November 1996, February 1997, and March 1997, the Company entered into a five (5) year employment agreement with Mark Butler pursuant to which Mr. Butler serves as the Company's Vice President of Sales and Chief Operating Officer and was elected to the Company's Board of Directors. The employment agreement, as amended, provides for Mr. Butler to receive a salary of $25,000 per annum until the closing of the Initial Public Offering, and thereafter $50,000 per annum until November 1, 1996, and thereafter $75,000 per annum until March 10, 1997, and thereafter $110,000 per annum. The employment agreement, as amended, also provides for payment of an annual bonus at the sole discretion of the Company's Board of Directors. In addition, on each of March 31, 1998, and March 31, 1999, the Company agreed, pursuant to the employment agreement, as amended, to grant Mr. Butler an option to purchase 100,000 shares of Common Stock exercisable at fair market value on the date of issuance. Further, the employment agreement, as amended provides that the Company issue to Mr. Butler 200,000 shares of the Company's Common Stock on February 11, 1997. Such shares were issued in February 1997. In March 1997, Mr. Butler's salary was increased to $110,000 per annum in accordance with his employment agreement, as amended.

      As of April 4, 1996 and as amended on February 1, 1997, the Company entered into a five (5) year employment agreement with Robert Sipper pursuant to which Mr. Sipper serves as the Company's President and Chief Executive Officer. The agreement provides for Mr. Sipper to receive a salary of $50,000 per annum. In October 1996, Mr. Sipper exercised his option pursuant to the employment agreement to transfer his Bev-Tyme salary of $106,650 to the Company. Mr. Sipper's salary was subsequently reduced voluntarily to $120,000 until Mr. Sipper gives notice that his full salary should be reinstated.

Stock Option Plans and Agreements

      In March 1996, the Board of Directors of the Company adopted, and the stockholders of the Company approved the adoption of, the 1996 Stock Plan (hereinafter called the "1996 Plan"). The purpose of the 1996 Plan is to provide an incentive and reward for those executive officers and other key employees in a position to contribute substantially to the progress and success of the Company, to closely align the interests of such employees with the interests of stockholders of the Company by linking benefits to stock performance and to retain the services of such employees, as well as to attract new key employees. In furtherance of that purpose, the 1996 Plan authorizes the grant to executives and other key employees of the Company and its subsidiaries of stock options, restricted stock, deferred stock, bonus shares, performance awards, dividend equivalent rights, limited stock appreciation rights and other stock-based awards, or any combination thereof. The 1996 Plan is expected to provide flexibility to the Company's compensation methods, after giving due consideration to competitive conditions and the impact of federal tax laws.

      The maximum number of shares of Common Stock with respect to which awards may be granted pursuant to the 1996 Plan is initially 2,000,000 shares. To date, 300,000 options have been granted under the 1996 Plan. Shares issuable under the 1996 Plan may be either treasury shares or authorized but unissued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company.

      The 1996 Plan will be administered by a committee consisting of not less than two (2) members of the Board of Directors who are "disinterested" within the meaning of Rule 16b-3 promulgated under the Exchange Act and "outside directors" within the meaning of Section 162(m) of the Code (including persons who may be deemed outside directors by virtue of any transitional rule which may be adopted by the Internal Revenue Service implementing such Section). The Board will determine the persons to whom awards will be granted, the type of award and, if applicable, the number of shares to be covered by the award. During any calendar year, no person may be granted under the 1996 Plan awards aggregating more than 100,000 shares (which number shall be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in capitalization of the Company).

      Types of Awards

      Stock Options. Options granted under the 1996 Plan may be "incentive stock options" ("Incentive Options") within the meaning of Section 422 of the Code or stock options which are not incentive stock options ("Non-Incentive Options" and, collectively with Incentive Options, hereinafter referred to as "Options"). The persons to whom Options will be granted, the number of shares subject to each Option granted, the prices at which Options may be exercised (which shall not be less than the fair market value of shares of Common Stock on the date of grant), whether an Option will be an Incentive Option or a Non-Incentive Option, the time or times and the extent to which Options may be exercised and all other terms and conditions of Options will be determined by the Committee.

      Each Incentive Option shall terminate no later than ten (10) years from the date of grant, except as provided below with respect to Incentive Options granted to 10% Stockholders (as hereinafter defined). No Incentive Option may be granted at any time after October 2006. Each Non-Incentive Option shall terminate not later than fifteen (15) years from the date of grant. The exercise price at which the shares may be purchased may not be less than the Fair Market Value of shares of Common Stock at the time the Option is granted, except as provided below with respect to Incentive Options granted to 10% Stockholders. Options granted to executive officers may not be exercised at any time prior to six (6) months after the date of grant.

      The exercise price of an Incentive Option granted to a person possessing more than 10% of the total combined voting power of all shares of stock of the Company or a parent or subsidiary of the Company ("10% Stockholder") shall in no event be less than 110% of the Fair Market Value of the shares of the Common Stock at the time the Incentive Option is granted. The term of an Incentive Option granted to a 10% Stockholder shall not exceed five (5) years from the date of grant.

      The exercise price of the shares to be purchased pursuant to each Option shall be paid (i) in full in cash, (ii) by delivery (i.e., surrender) of shares of the Company's Common Stock owned by the optionee at the time of the exercise of the Option, (iii) in installments, payable in cash, if permitted by the Committee or (iv) any combination of the foregoing. The stock-for-stock payment method permits an optionee to deliver one (1) or more shares of previously owned Common Stock of the Company in satisfaction of the exercise price of subsequent Options. The optionee may use the shares obtained on each exercise to purchase a larger number of shares on the next exercise. (The foregoing assumes an appreciation in value of previously acquired shares). The result of the stock-for-stock payment method is that the optionee can generally avoid immediate tax liability with respect to any appreciation in the value of the stock utilized to exercise the Option.

      Shares received by an optionee upon exercise of a Non-Incentive Option may not be sold or otherwise disposed of for a period determined by the Board upon grant of the Option, which period shall be not less than six (6) months nor more than three (3) years from the date of acquisition of the shares (the "Restricted Period"), except that, during the Restricted Period (i) the optionee may offer the shares to the Company and the Company may, in its discretion, purchase up to all the shares offered at the exercise price and (ii) if the optionee's employment terminates during the Restricted Period (except in limited instances), the optionee, upon written request of the Company, must offer to sell the shares to the Company at the exercise price within seven (7) business days. The Restricted Period shall terminate in the event of a Change in Control of the Company (as defined), or at the discretion of the Board. After the Restricted Period, an optionee wishing to sell must first offer such shares to the Company at the Fair Market Value.

      Limited Stock Appreciation Rights. The Committee is authorized, in connection with any Option granted under the 1996 Plan, to grant the holder of such Option a limited stock appreciation right ("LSAR"), entitling the holder to receive, within sixty (60) days following a Change in Control, an amount in cash equal to the difference between the exercise price of the Option and the market value of the Common Stock on the effective date of the Change in Control. The LSAR may be granted in tandem with an Option or subsequent to grant of the Option. The LSAR will only be exercisable to the extent the related Option is exercisable and will terminate if and when the Option is exercised.

      Restricted and Deferred Stock. An award of restricted stock or deferred stock may be granted under the 1996 Plan. Restricted stock is subject to restrictions on transferability and other restrictions as may be imposed by the Committee at the time of grant. In the event that the holder of restricted stock ceases to be employed by the Company during the applicable restrictive period, restricted stock that is at the time subject to restrictions shall be forfeited and reacquired by the Company. Except as otherwise provided by the Committee at the time of grant, a holder of restricted stock shall have all the rights of a stockholder including, without limitation, the right to vote restricted stock and the right to recover dividends thereon. An award of deferred stock is an award that provides for the issuance of stock upon expiration of a deferral period established by the Committee. Except as otherwise determined by the Committee, upon termination of employment of the recipient of the award during the applicable deferral period, all stock that is at the time subject to deferral shall be forfeited. Until such time as the stock which is the subject of the award is issued, the recipient of the award has no rights as a stockholder.

      Dividend Equivalent Awards. A dividend equivalent gives the recipient the right to receive cash or other property equal in value to the dividends that would be paid if the recipient held a specified number of shares of Common Stock. A dividend equivalent right may be granted as a component of another award or as a free standing award.

      Bonus Shares and other Share Based Awards. The 1996 Plan authorizes the Committee to grant shares as a bonus, or to grant shares or other awards in lieu of obligations of the Company to pay cash under other plans or compensatory arrangements, upon such terms as shall be determined by the Committee. The 1996 Plan also authorizes the Committee to grant other forms of awards based upon, payable in, or otherwise related in whole or in part to, Common Stock, including, without limitation, convertible or exchangeable debentures or other debt securities, other rights convertible or exchangeable into shares, purchase rights for shares, awards contingent upon performance of the Company, and awards valued by reference to the book value of shares of Common Stock or awards determined by reference to the value of securities of, or the performance of, specified subsidiaries.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.


      The following table sets forth as of June 18, 1997, certain information with respect to the beneficial ownership of Common Stock and Preferred Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:





                          Shares of     Percentage                  Percentage
Name and Address of       Common       (%) of       Shares of      (%) of Total
Beneficial Owner (1)       Stock         Common       Preferred      Combined
                           Owned         Stock        Stock          Vote
Robert Sipper              300,000(2)     7.9           0.0             2.7
Hartley T. Bernstein(3)    300,000(4)     7.9           0.0             2.7
Matthew Harriton           100,000(5)     2.6           0.0             0.9
Mark Butler                300,000(6)     7.9           0.0             2.7
All officers and  directors
as a group (three (3)
persons)                      700,000     18.4          0.0             0.0

(1) The address of each Stockholder shown above except as otherwise indicated is c/o Perry's Majestic Beer, Inc., 38 West 32nd Street, Suite 801,
      New York, New York 10001.

(2) Includes 100,000 shares of Common Stock underlying an option to purchase 100,000 shares of Common Stock of the Company.

(3)   The address of Hartley T. Bernstein is 950 Third Avenue, New York,
      New York 10022. Mr. Bernstein is a consultant to the Company and partner in the firm of Bernstein & Wasserman, LLP, counsel to the Company.

(4) Includes 100,000 shares of Common Stock underlying an option to purchase 100,000 shares of Common Stock of the Company.

(5) Includes 100,000 shares of Common Stock underlying an option to purchase 100,000 shares of Common Stock of the Company.

(6) Includes 100,000 shares of Common Stock underlying an option to purchase 100,000 shares of Common Stock of the Company. Does not include 50,000 shares of Common Stock to be issued to Mr. Butler in June 1997 in connection with the Company's acquisition of all of the issued and outstanding stock of Orchard Annie, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      On October 26, 1995, Bev-Tyme, Inc. entered into a letter of intent to acquire Riverosa for the sum of $250,000. As part of that understanding, Bev-Tyme agreed that Riverosa or its successors would enter into a three (3) year employment agreement with Mark Butler at an annual salary of $25,000 year, subject to appropriate increase in the event Riverosa (or it successors) successfully completed an initial public offering of its securities resulting in net proceeds in excess of $2,000,000. The Employment Agreement would also provide for an annual bonus as well as stock options based upon performance. In January 1996, Bev-Tyme, Inc. assigned its rights under the letter of intent to the Company, which entered into a definitive agreement with Riverosa on March 29, 1996, pursuant to which the Company agreed to pay the sum of $250,000 to acquire Riverosa. As of April 4, 1996, and as amended in November 1996, February 1997, and March 1997, the Company entered into a five (5) year employment agreement with Mark Butler pursuant to which Mr. Butler serves as the Company's Vice President of Sales and Chief Operating Officer and was elected to the Company's Board of Directors. The employment agreement, as amended, provides for Mr. Butler to receive a salary of $25,000 per annum until the closing of the Initial Public Offering, and thereafter $50,000 per annum until November 1, 1996, and thereafter $75,000 per annum until March 10, 1997, and thereafter $110,000 per annum. The employment agreement, as amended, also provides for payment of an annual bonus at the sole discretion of the Company's Board of Directors. In addition, on each of March 31, 1998, and March 31, 1999, the Company agreed, pursuant to the employment agreement, as amended, to grant Mr. Butler an option to purchase 100,000 shares of Common Stock exercisable at fair market value on the date of issuance. Further, the employment agreement, as amended provides that the Company issue to Mr. Butler 200,000 shares of the Company's Common Stock on February 11, 1997. Such shares were issued in February 1997. In March 1997, Mr. Butler's salary was increased to $110,000 per annum in accordance with his employment agreement, as amended. The Agreement provides further that Mark Butler, one of the principal shareholders of Riverosa be appointed to the Company's board of directors on April 1, 1996. A contract deposit of $150,000 was paid into escrow upon execution of the agreement and the balance of $100,000 was paid pursuant to a promissory note bearing interest at a rate of 12 percent (12%) per year on the closing of the Initial Public Offering.

      Prior to the acquisition of Riverosa, Bev-Tyme, through its subsidiary, acted as a distributor of Perry's Majestic Beer. In January 1996, the Company issued an aggregate of 2,500,000 shares of its common stock to seven (7) parties for total consideration of $50,000. These shareholders are Robert Sipper, Hartley Bernstein, Matthew Harriton, Marketing Specialities, Inc., Ulster Investments and Judith Pace. Robert Sipper is a Director and President of the Company and of Bev-Tyme. Matthew Harriton is a Director of the Company. Hartley Bernstein is a consultant to the Company and a member of Bernstein & Wasserman, LLP, counsel to the Company. In March 1996, the Company issued to Bev-Tyme 500,000 shares of convertible Series A Preferred Stock and 7,000,000 shares of Series B Preferred Stock for $150,000 and 400,000 shares of Series C Preferred Stock of Bev-Tyme. Each share of Bev-Tyme Series C Preferred Stock pays an annual dividend of $.50 per share and is convertible at the option of the holder into 1.8 shares of Bev-Tyme Common Stock. The Bev-Tyme Series C Preferred Stock has the right to vote on all matters presented to Bev-Tyme shareholders at the rate of 1.8 votes per share and is redeemable at a price of $.05 per share so long as the closing bid price of the Bev-Tyme Common Stock has equaled or exceeded $20.00 per share for twenty (20) consecutive days. The Company issued these shares in January 1996 and March 1996 in order to generate funds to acquire Riverosa, produce and market its product prior to the Initial Public Offering, and pay the expenses of the Initial Public Offering. Each share of the Company's Class A Preferred Stock issued to Bev-Tyme is convertible into one (1) share of Common Stock and is entitled to one vote on all corporate matters. The Class B Preferred Stock issued to Bev-Tyme is not convertible. Each share of Class B Preferred Stock is entitled to one vote on all corporate matters. Each share of the Bev-Tyme Series C Preferred Stock issued to the Company is convertible into 18 shares of common stock and possesses one vote on all corporate matters. On April 17, 1997 the Company loaned Bev-Tyme the sum of $100,000 pursuant to the terms of a Promissory Note issued in connection with that loan. Bev-Tyme was required to repay the entire principal plus interest on or before April 16, 1998. The Company retained the right in its sole discretion to reacquire 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme or to receive payment of the principal and accrued interest. On June 13, 1997, the Company exercised its right to reacquire the 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme in full satisfaction of the Note payable.

      In March,  1996, the Company  borrowed an aggregate of $150,000 from seven
(7) unaffiliated lenders (the "Bridge Lenders"). In exchange for making loans to the Company, each Bridge Lender received a promissory note (the "Bridge Note"). Each of the Bridge Notes bears interest at the rate of eight percent (8%) per annum. The Bridge Notes were paid at the closing of the Company's Initial Public Offering including all accrued interest. The Bridge Lenders were granted the right to receive a total of 3,000,000 Class A Warrants. The Bridge Lenders subsequently waived their right to receive the Class A Warrants. The Company entered into the bridge financing transactions because it required additional financing and no other sources of financing were available to the Company at that time. The proceeds from the bridge financing transaction, in part, were used in the initial $150,000 payment of the acquisition of Riverosa.

      On April 19, 1996, the Company made a loan of $75,000 to Bev-Tyme at an interest rate of 8% per annum. All principal and interest was repaid on September 9, 1996.

      On July 30, 1996, the Company completed its Initial Public Offering of 583,335 shares of Common Stock at $6.00 per share, and the concurrent offering of securities by certain selling securityholders. The net proceeds of the offering were approximately $2,500,000.

      On September 20, 1996, the Company acquired the operating assets of Old Marlborough Brewing Company, Inc. ("Old Marlborough"), a Massachusetts producer of microbrewed beer and ale. The acquisition included all rights to produce and market Post Road Pale Ale, a microbrewed product distributed throughout Massachusetts. The aggregate purchase price was $85,513 and the issuance of 25,000 shares of Common Stock of the Company. The Company also paid $86,700 to reacquire the distribution rights for Post Road. In addition, the Company entered into a four (4) year employment agreement with Austin J. Moran, a principal of Old Marlborough, pursuant to which Mr. Moran serves as a manager of the Company and receives an annual salary of $50,000 for the first year, $55,000 for the second year, $60,000 for the third year and $65,000 for the fourth year. The Agreement provides further that, as additional consideration, on each of August 31, 1997, August 31, 1998 and August 31, 1999, the Company shall grant Mr. Moran options to purchase 20,000 shares of the Company's Common Stock exercisable at $6.00 per share, for a period of four (4) years.

      In October 1996, Bev-Tyme sold all of its shares of Class A Convertible Preferred Stock in the Company to The Skyes Corp. for a total consideration of $250,000.

      On January 1, 1997, the Company entered into a consulting agreement with Hartley T. Bernstein, a partner in the firm of Bernstein & Wasserman, LLP, counsel to the Company, pursuant to which Mr. Bernstein agreed to provide the Company with consulting services in connection with acquisitions, divestitures, joint ventures and other strategic business initiatives in consideration for the issuance to Mr. Bernstein of 200,000 shares of the Company's Common Stock. The consulting agreement was amended on June 4, 1997 to provide for the issuance of 100,000 options to purchase 100,000 shares of common stock exercisable at $0.875 per share in consideration for the extension of the term of the agreement for an additional one year period.

      In January 1997, the Company was paid a dividend of 1.31 shares of common stock for each share of the 400,000 Series C Preferred Stock of Bev-Tyme held by the Company as of December 27, 1996 (convertible into 720,000 shares of Common Stock of Bev-Tyme).

      In March 1997, the Company entered into an agreement to acquire all of the issued and outstanding stock of Orchard Annie, Inc., a corporation wholly-owned and controlled by Mark Butler, the Vice President-Sales, Chief Operating Officer and a director of the Company. The aggregate purchase price was $66,000 and the issuance of 50,000 shares of Common Stock of the Company in June 1997. The 50,000 shares of Common Stock have not been issued. Pursuant to the purchase, the Company acquired all rights to produce and market Quigley's Applesauce, a line of premium, 100% natural, single-served sized apple sauces. The Agreement further provided for the payment to Mr. Butler of royalty payments equal to $0.50 per case of Quigley's Applesauce for the first 500,000 cases and $0.25 per case thereafter during the period of fifteen (15) years from the closing date.

      On April 17, 1997, the Company loaned to Bev-Tyme the sum of $100,000 pursuant to the terms of a Promissory Note issued in connection with that loan. Bev-Tyme was required to repay the entire principal plus interest on or before April 16, 1998. The Company retained the right, in its sole discretion, to reacquire 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme in full satisfaction of the Note or to receive payment of the principal plus accrued interest. On June 13, 1997 the Company exercised its right to reacquire the 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme in full satisfaction of the Note payable.

      In June 1997, the Company issued an aggregate of 500,000 options to purchase 500,000 shares of Common Stock exercisable at $0.875 per share for a period of 10 years. Each of Robert Sipper, the Company's President, Mark Butler, the Company's Vice President-Sales, Matthew Harriton, a director of the Company, Hartley T. Bernstein, a consultant to the Company and a member of Bernstein & Wasserman, LLP, counsel to the Company, and The Falcon Management Company, Inc., a consultant to the Company, received 100,000 options.

      On May 23, 1997, the Company entered into a consulting agreement The Falcon Management Company, Inc. ("Falcon"), pursuant to which Falcon agreed to provide the Company with consulting services in connection with financial management, accounting controls, inventory management, product costing and other general consulting as required by the Company in consideration for the issuance to Falcon of an option to purchase 100,000 shares of the Company's Common Stock at an exercise price of $0.875 per share and a per diem payment of $300.

General

      The Company believes that material affiliated transactions between the Company and its directors, officers, principal shareholders or any affiliates thereof have been and will be in the future on terms no less favorable than could be obtained from unaffiliated third parties.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Item  a.          EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

      The following financial statements are included in Part II, Item 7:

Index to Financial Statements

Report of Independent Certified Public Accountants                F-1

Balance Sheet as of March 31, 1997                                F-2 - F-3

Statement of Operations for the year ended
 March 31, 1997 [None for March 31, 1996]                         F- 4

Statement of Stockholders' Equity for the years
  ended March 31, 1997 and 1996                                   F-5

Statements of Cash Flows for the year ended March 31, 1997 and for the period from inception [December 1995] to March 31, 1996 F-6 -F-7

Notes to financial statements                                     F-8 - F-15

(a) (2Exhibits

      A list and description of exhibits filed as part of this Form 10-KSB is provided in the attached Exhibit Index.

Item 27.    Exhibits.

1.01*       Form of Underwriting Agreement.

1.02*       Form of Selected Dealers Agreement.

3.01*       Certificate of Incorporation of the Company.

3.02*       Amendment of Certificate of Incorporation.

3.03*       By-Laws of the Company.

3.04*       Form of Certificate of Designation of Series A Preferred Stock.

3.05*       Form of Certificate of Designation of Series B Preferred Stock.

4.01*       Specimen Certificate for shares of Common Stock.

4.02*       Specimen Certificate for Class A Redeemable Common Stock
            Purchase Warrant.

4.03* Form of Warrant Agreement by and among the Company and American Stock Transfer & Trust Company.

4.04*       Form of Underwriter's Unit Purchase Option.

10.01*      Bridge Loan Agreements and Related Promissory Notes.

10.02*      1996 Stock Plan.

10.03*      agreeement by and between the Company and Riverosa dated
            March 31,1996.

10.04* Form of Financial Consulting Agreement by and between the Company and VTR Capital, Inc.

10.05*      Agreement by and between the Company and Frankenmuth Brewery.

10.06* Agreement by and between the Company and Hoboken Brewing Company dated July 15, 1996.

10.07* Employment Agreement by and between the Company and Robert J. Sipper dated April 4, 1996.

10.08*     Employment Agreement by and between the Company and Mark Butler dated
              April 4, 1996.

10.09 Asset Purchase Agreement by and between the Company and Old Marlborough Brewing Company, Inc. dated September 20, 1996.

10.10 Consulting Agreement by and between the Company and Hartley T. Bernstein dated January 1, 1997.

10.11 Stock Purchase Agreement by and between the Company and Mark Butler dated March 15 , 1997.

10.12 Amendment No. 1 to Employment Agreement by and between the Company and Robert J. Sipper dated February 3, 1997.

10.13 Amendment No. 1 to Employment Agreement by and between the Company and Mark Butler dated November 1, 1996.

10.14 Amendment No. 2 to Employment Agreement by and between the Company and Mark Butler dated February 3, 1997.

10.15 Amendment No. 3 to Employment Agreement by and between the Company and Mark Butler dated March 10, 1997.

10.16 Employment Agreement by and between the Company and A.J. Moran dated September 17, 1996.

10.17       Promissory Note made by Bev-Tyme, Inc. dated April 17, 1997.

10.18 Consulting Agreement by and between the Company and The Falcon Management Company, Inc. dated May 23, 1997.

10.19 Amendment to Consulting Agreement by and between the Company and Hartley T. Bernstein dated June 4, 1997.

* Incorporated by reference to Registrant's Registration Statement on Form SB-2, and amendments thereto,
      Registration No. 333-3458 declared effective on July 30, 1996.

(b)   Reports on Form 8-K.

            None.

                    SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 27 day of June, 1997.

                                                  PERRY'S MAJESTIC BEER, INC.


                             By:/s/Robert J. Sipper
                              Robert J. Sipper
                              President, Chief Executive Officer,
                              Chief Financial Officer and Chief
                              Principal Accounting Officer


   In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature                       Title                       Date


/s/Robert J. Sipper             Chief Executive Officer,    June 27, 1997
Robert J. Sipper                Chief Financial Officer,
                                Principal Accounting Officer
                                and Director


/s/Mark Butler                  Vice President - Sales,     June 27, 1997
----------------------------
Mark Butler                     Secretary and Director


 /s/Matthew Harriton            Director                    June 27, 1997
Matthew Harriton


                                         7


                            ASSET PURCHASE AGREEMENT


     ASSET PURCHASE AGREEMENT, dated September 20, 1996 by and between Old Marlborough Brewing Company, Inc., a Massachusetts corporation (the "Seller"), and Perry's Majestic Beer, Inc. a Delaware corporation (the "Buyer").

                               W I T N E S E T H :

     WHEREAS, Seller is engaged in the business among other things, of manufacturing, marketing and distributing beer; and

     WHEREAS, the Seller wishes to sell, and the Buyer wishes to purchase certain of the assets from Seller.

     NOW, THEREFORE, in consideration of the mutual terms, conditions and other agreements set forth herein, the Seller and the Buyer hereby agree as follows:

                                    ARTICLE I

                        PURCHASE OF THE PURCHASED ASSETS;
                       PURCHASE PRICE; CLOSING ADJUSTMENTS


     1.1 Purchase of the Assets. Subject to the terms and conditions set forth in this Agreement, the Seller agrees that, on the Closing Date, the Seller shall sell, transfer, assign, convey and deliver to the Buyer, and Buyer agrees that, on the Closing Date, Buyer shall purchase, acquire and accept from the Seller, those assets owned, used and held by the Seller, as set forth on Schedule 1.1 (collectively, the "Assets"), free and clear of all Liens.

     1.2 No Assumed Liabilities. The Buyer shall not assume nor be responsible for any liabilities or obligations of the Seller or any of its Affiliates
(the "Non-Assumed Liabilities").

     1.3 Purchase Price for the Assets. In consideration for the Assets, Buyer shall (i) pay to the Seller $50,000 (the "Purchase Price") at Closing (as defined herein); (ii) issue to Seller 25,000 shares of Common Stock of Buyer (the "Shares") and (iii) enter into an employment agreement with Austin J. Moran, in substantially the form annexed hereto as Exhibit 1.3 (the "Employment Agreement").

     1.4 Limitations on Assignment; Further Assurance. To the extent that the assignment of any contracts to be assigned to the Buyer, as provided herein, shall require the consent of another party thereto, this Agreement shall not constitute an agreement to assign the same if an attempted assignment would constitute a breach thereof; provided, however, that the Assets are transferred hereunder subject to the Liens disclosed on Schedule 2.2(a). To the extent required, the Seller agrees that it will use all reasonable efforts to obtain the written consent of all necessary parties to the assignment of the Buyer of all assigned contracts. If any such consent is not obtained, the Seller shall use all reasonable efforts to obtain the same and will cooperate with the Buyer, as appropriate, in any reasonable arrangement designed by the Buyer to provide to the Buyer, as appropriate, the benefits thereunder and the Buyer shall assume all correlative obligations to effectuate such arrangement.

                                   ARTICLE II

                                     CLOSING

     2.1 The Closing. (a) The consummation of the transactions contemplated by this Agreement (the "Closing") shall be simultaneous with the execution of this Agreement at the offices of Bernstein & Wasserman, LLP, 950 Third Avenue, New York, NY 10022.

     (b) At the Closing, the Seller shall execute and deliver or cause to be executed and delivered to the Buyer, all documents and instruments necessary to transfer to the Buyer, all of the right, title and interest of the Seller in and to the Assets, including, without limitation:

          (i)  the Assignment Agreement in the form annexed hereto as
               Exhibit 2.1(i), signed by the Seller;

          (ii) documents reflecting assignment of all patents, licenses and trademarks included among the purchased Assets;

         (iii) the Bill of Sale and Certificates of Title, as applicable, signed by the Seller; and

     (c)  At the Closing, the Buyer shall:

               execute and deliver to the Seller the Assignment Agreement; and

              (deliver to the Seller the (a) Purchase Price, (b) the Shares and
              (c) the Employment Agreement.

     2.2  Additional Actions to be Taken on the Closing Date.

     (a) Liens/Consents. Except as provided on Schedule 2.2(a), the Seller shall have satisfied and discharged all Liens on the Assets and provided the Buyer with evidence of such satisfaction and discharge as well as all necessary consents to transfer or assign the Assets to Buyer, in form and substance satisfactory to the Buyer.

     (b) Consents. The Buyer shall have received consents to the transactions contemplated by this Agreement signed by all of the shareholders of Seller and its Board of Directors.

     (c) Bulk Sales Act. In the event that it is determined by a court of competent jurisdiction that Article 6 of the Uniform Commercial Code is applicable to this transaction, Seller agrees to indemnify Buyer from any Losses incurred by Buyer arising out of or resulting from the failure of the Seller to comply with Article 6 of the Uniform Commercial Code of Massachusetts.

     (d) Taxes. Except as provided on Schedule 2.2(a), all taxes relating to or affecting the Seller shall be paid in full, or reserved for, as of the Closing Date.

                                   ARTICLE III

                         REPRESENTATIONS AND WARRANTIES
                                 OF THE SELLER

 The Seller represents and warrants to the Buyer as follows:

     3.1 Organization and Qualification. The Seller is a corporation validly existing and in good standing under the laws of the State of Massachusetts and has all requisite corporate power and authority to (a) own, lease and operate its properties and assets as they are now owned, leased and operated and (b) carry on its business as now presently conducted and as proposed to be conducted. The Seller is duly qualified to do business in each jurisdiction in which the nature of its business or properties makes such qualification necessary.

     3.2 Validity and Execution of Agreement. The Seller has the full legal right, capacity and power and all requisite corporate authority and approval required to enter into, execute and deliver this Agreement and any other agreement or instrument contemplated hereby, and to perform fully its obligations hereunder and thereunder. The shareholders of Seller have each approved the transactions contemplated pursuant to this Agreement and each of the other agreements required to be entered into pursuant hereto by Seller. This Agreement and such other agreements and instruments have been duly executed and delivered by Seller and each constitutes the valid and binding obligation of Seller enforceable against it in accordance with its terms.

     3.3 No Conflict. Neither the execution and delivery of this Agreement nor the performance by the Seller of the transactions contemplated hereby will violate or conflict with (a) any of the provisions of its Certificate of Incorporation or By-Laws or other organizational documents of the Seller; (b) except as provided on Schedule 2.2(a) or result in the acceleration of, or entitle any party to accelerate the maturity or the cancellation of the performance of any obligation under, or result in the creation or imposition of any Lien in or upon the Assets or constitute a default (or an event which might, with the passage of time or the giving of notice, or both, constitute a default) under any contract, (c) any order, judgment, regulation or ruling of any governmental or regulatory body to which the Seller is a party or by which any of its property or assets may be bound or affected or with any provision of any law, rule, regulation, order, judgment, or ruling of any governmental or regulatory body applicable to the Seller.

     3.4 Litigation. Except as set forth on Schedule 3.4, there are no outstanding orders, judgments, injunctions, investigations, awards or decrees of any court, governmental or regulatory body or arbitration tribunal by which the Seller, or any of its securities, assets, properties or business are bound, and which would adversely affect the Assets. There are no actions, suits, claims, investigations, legal, administrative or arbitral proceedings pending or, to the best knowledge of the Seller, threatened (whether or not the defense thereof or liabilities in respect thereof are covered by insurance) against or affecting the Seller, or any of its assets or properties, that, individually or in the aggregate, could, if determined adversely to the Seller, reasonably be expected to have a material adverse effect on the Assets, nor, to the best knowledge of the Seller, are there any facts which could reasonably be expected to give rise to any such action, suit, claim, investigation or legal, administrative or arbitral proceeding.

     3.5 The Assets. Except as noted on Schedules 1.2, the Seller owns outright and has good and marketable title to all of the Assets (both tangible and intangible set forth on Schedules 1.2), free and clear of any lien, pledge, hypothecation, mortgage, security interest claim, lease, charge, option, right of first refusal, easement, servitude or other encumbrance (the "Liens"). The Assignment Agreement and such other conveyancing documents as shall have been executed and delivered to the Buyer will convey good and marketable title to the Assets, free and clear of any Liens.

     3.6 Intangible Property. Schedule 3.6 sets forth all patents, trademarks, service marks, trade names, copyrights, logos and the like and franchises, all applications for any of the foregoing, and all permits, grants and licenses or other rights held or owned by, or running to or from the Seller, relating to the Assets (collectively, the "Intangible Property"), true and complete copies of which have been delivered or made available to the Buyer. All of the Intangible Property is included among the Assets. To the best of Seller's knowledge, no patent, invention, trademark, service mark or trade name of any other Person infringes upon, or is infringed upon by, any of the Intangible Property and the Seller has not received any notice of any claim of infringement, either within the last twelve months or which is material, of any other Person with respect to any of the Intangible Property or any process or confidential information relating thereto, and the Seller does not know, of any basis for any such charge or claim. All of the Intangible Property is valid and in good standing. Seller has a right to sell all of the Intangible Property to Buyer and the sale of the Intangible Property shall not operate in any way to adversely affect any patent, license, trademark, tradename, invention or service mark included among the Intangible Property. The Seller has not received any notice or inquiry indicating, or claiming, that the manufacture, sale or use of any of the assets conveyed herewith infringes upon the patent or other intellectual property rights of any other Person. Except for such consents as may be required by those contracts set forth in Schedule 3.12, no approval or consent of any person is needed so that the interest of the Seller in the Intangible Property shall continue to be in full force and effect and enforceable by the Buyer following the consummation of the transactions contemplated hereby.

     3.7 Inventory. The finished products inventory of the Seller relating to Assets to be conveyed herein (the "Inventory") is or was, prior to the sale thereof, in good and merchantable condition and suitable and usable or saleable in the ordinary course of business, without mark-down or other discount, for the purposes for which intended. The Seller is not aware of any material adverse condition affecting the supply of materials available to the Seller.

     3.8 Undisclosed Liabilities. Except as set forth on Schedule 1.2, the Seller does not have any, direct or indirect, indebtedness, liability, claim, loss, damage, deficiency, obligation or responsibility, fixed or unfixed, choate or inchoate, liquidated or unliquidated, secured or unsecured, accrued, absolute, contingent or otherwise which does or may affect the Assets (collectively, the "Liabilities").

     3.9 Tax Matters. Except as disclosed in Schedule 1.2, (a) all Tax Returns required to be filed with respect to the Seller relating to the Division have been duly filed and were in all material respects true, complete and correct and filed on a timely basis, (b) the Seller has paid all Taxes that are due, or claimed or asserted by the IRS or any other taxing authority ("Taxing Authority") to be due from the Seller for the periods covered by such Tax Returns or Seller has duly and fully provided reserves adequate to pay all Taxes in the Financials, (c) the Seller has complied in all material respects with all applicable laws relating to withholding of Taxes (including withholding Taxes pursuant to Sections

1441 and 1442 of the Internal Revenue Service ("IRS") Code of 1986, as amended (the "Code") and similar provisions under any other applicable laws) and the payment thereof over to the Taxing Authorities (d) the Income Tax returns of the Seller has not been audited or examined by any the Taxing Authority (including the IRS) for any period for which the applicable statute of limitations period has not yet expired and no statute of limitations for any such period has been extended.

     3.10 Contracts and Other Agreements. Schedule 3.12 sets forth all written agreements (and, to the best knowledge of the Seller, any oral agreements) and arrangements to which (i) the Seller is a party and which affect the Assets, or
(ii) by or to which any of the Assets are bound or subject (collectively, the "Assigned Agreements").

     3.11 Interest with Affiliates. No Affiliate of the Seller has any interest in any of the Assets.

     3.12 Employees. The Seller is not a party to, and there does not otherwise exist, any agreements with any labor organization, collective bargaining or similar agreement with respect to employees of the Seller, which would affect the Division or the Assets. The Seller is in compliance in all material respects with its obligations under all Federal, state, and local statutes and ordinances, executive orders, regulations and common law governing its employment practices with respect to the Seller.

     3.13 Environmental Matters. The Seller is not in violation of, or delinquent in respect to, any Environmental Law which violation or delinquency would have a Material Adverse Effect and the Seller has obtained all permits, licenses and other authorizations required under the Environmental Laws.
Schedule 3.15 includes a list of all such permits, licenses and other authorizations.

     3.14 Licenses, Permits and Government Approvals. Seller has no knowledge of any requirement to maintain any governmental permits, licenses, registrations and other governmental consents (federal, state and local) with respect to the Assets.

     3.15 Compliance with Laws. Seller has no knowledge of any requirement that Seller comply with any applicable federal, state and local laws, regulations and ordinances or any requirement of any governmental or regulatory body, court or arbitrator affecting the Assets the failure to comply with which could have a material adverse effect the Assets. Neither the Seller nor any of its representatives, agents, employees or Affiliates has made or agreed to make any payment to any Person which would be unlawful. Seller has obtained all required federal and state regulatory approvals to permit the manufacture and sale of the Products. Seller has obtained all requisite approvals from all federal and state regulatory authorities, including, but not limited to the United States Bureau of Alcohol, Tobacco and Firearms ("ATF"), and all appropriate state liquor authorities, for the Products and has not been notified by any such authority that it is in violation of any rules, regulations or other laws relating to such approval.

     3.16 Products. Except as disclosed on Schedule 3.16 there are no statements, citations or decisions by any governmental or regulatory body that any product ("Product") manufactured, marketed, distributed, sold, leased or serviced that would otherwise be included among the Assets is defective, has been sold without government approval or fails to meet in any material respect any standards promulgated by any such governmental or regulatory body. There have been no recalls ordered by any such governmental or regulatory body with respect to any Product. To the best of Seller's knowledge, there is no fact relating to any Product that may impose upon the Seller (or the Buyer upon consummation of the transactions contemplated hereby) a duty to recall any Product or a duty to warn customers of a defect in any Product.

     3.17 Shareholders of Seller. Except as set forth in Schedule 3.17, no shareholder, officer, director or employee of Seller or any Affiliate of any such persons is engaged, directly or indirectly, in any business which competes with, or after the Closing will compete with, the Assets.

     3.18 Disclosure. To the best of Seller's knowledge, neither this Agreement, nor any Schedule or Exhibit to this Agreement contains an untrue statement of a material fact or omits a material fact necessary to make the statements contained herein or therein not misleading. All statements, documents, certificates or other items prepared or supplied by the Seller with respect to the transactions contemplated hereby are true, correct and complete and contain no untrue statement of a material fact or omit a material fact necessary to make the statements contained therein not misleading.

     3.19 Survival. All of the representations and warranties of the Seller contained herein shall survive the Closing Date until the date upon which the liability to which any claim relating to any such representation or warranty is barred by any applicable statutes of limitations.


                                   ARTICLE IV

                   REPRESENTATIONS AND WARRANTIES OF THE BUYER

     The Buyer represents and warrants to the Seller as follows:

     4.1 Organization and Qualification. The Buyer is a corporation validly existing and in good standing under the laws of the State of Delaware, and has all requisite corporate power and authority to (a) own, lease and operate its properties and assets as they are now owned, leased and operated and (b) carry on its business as now presently conducted and is duly qualified to do business in each jurisdiction in which the nature of its business or properties makes such qualification necessary.

     4.2 Validity and Execution of Agreement. The Buyer has the full legal right, capacity and power and all requisite corporate authority and approval required to enter into, execute and deliver this Agreement and any other agreement or instrument contemplated hereby, and to perform fully its obligations hereunder and thereunder. The board of directors of the Buyer has approved the transactions contemplated by this Agreement and each of the other agreements required to be entered into pursuant hereto by the Buyer. This Agreement and such other agreements and instruments have been duly executed and delivered by the Buyer and each constitutes the valid and binding obligation of the Buyer enforceable against it in accordance with its terms.

     4.3 No Conflict. Neither the execution and delivery of this Agreement nor the performance by the Buyer of the transactions contemplated herein will (a) violate or conflict with any of the provisions of its Certificate of Incorporation or By-Laws or other organizational documents; or (b) violate or conflict with any provision of any law, rule, regulation, order, judgment, decree or ruling of any court or federal, state or local Governmental or Regulatory Body applicable to the Buyer.

     4.4 Survival. All of the representations and warranties of the Buyer contained herein shall survive the Closing Date until the date upon which the liability to which any claim relating to any such representation or warranty is barred by any applicable statutes of limitations.


                                    ARTICLE V

                              CONDITIONS TO CLOSING

     5.1  At Closing, there shall not be:

     (a) Any change in the condition, financial or otherwise, of the Assets, of Seller, other than changes in the ordinary course of business which have not been either in any case or in the aggregate materially adverse;

          (b) Any act outside the ordinary course of business which materially adversely affects the Assets;

          (c) Any damage, destruction or loss of any of the Assets, not adequately compensated by insurance, materially adversely affecting the business or prospects of Seller;

          (d) Any waiver by Seller of any right of substantial value, material default under the terms of any contract, agreement or other instrument to which it is a party or by which it is bound;

          (e) Any sale, lease, transfer, or other disposition or mortgage or pledge, of any Asset, nor shall there be imposed or suffered to be imposed any lien, claim, charge, security interest or other restriction of any kind or nature whatsoever on any Asset, except as set forth on Schedule 2.2(a).

     5.2  Except as set forth on Schedule 2.2(a) hereto:

     (a) There are no actions, suits or proceedings pending, threatened against or affecting Seller which might result in any material adverse change in the licenses, business, operations, properties or assets or the condition, financial or otherwise, of Seller, or in any way involving this Agreement or the transactions contemplated hereby;

     (b) Seller does not know of, and has no reasonable grounds to know of, any basis for any such action or proceeding;

     (c) There is no order or decree of any court or agency directed to Seller arising out of any judicial, or quasi-judicial, proceeding before any such court or agency with respect to Seller being in default;

     (d) Seller has complied in all material respects with all laws, regulations, rules, ordinances, decrees or orders of any court, government (federal, state or local), department, commission, board, agency, official or other regulatory, administrative or governmental authority.

                                   ARTICLE VI

                                 INDEMNIFICATION

     6.1 Indemnification. (a) The Seller agrees to indemnify, defend and hold harmless the Buyer and its respective directors, officers, employees, shareholders, and any Affiliates of the foregoing, and their successors and assigns (collectively, the "Buyer Group") from and against any and all losses, liabilities (including punitive or exemplary damages and fines or penalties and any interest thereon), expenses (including reasonable fees and disbursements of counsel and expenses of investigation and defense), claims, Liens or other obligations of any nature whatsoever (hereinafter individually, a "Loss" and collectively, "Losses") suffered or incurred by the Buyer Group, which, arise out of, result from or relate to, (i) or any breach of any representation or warranty of the Seller contained in Article III and (ii) any breach of any covenant or agreement of the Seller contained in this Agreement or in any other document contemplated by this Agreement.

     (b) The Buyer agrees to indemnify, defend and hold harmless the Seller and its directors, officers, employees, and shareholders, and any Affiliates of the foregoing, and their successors and assigns from and against any and all Losses suffered or incurred by them which, directly or indirectly, arise out of, result from or relate to (i) any inaccuracy in or any breach of any representation or warranty of the Buyer contained in Article IV and (ii) any breach of any covenant or agreement of the Buyer contained in this Agreement or in any other document contemplated by this Agreement.

     6.2 Method of Asserting Claims. The party making a claim under this Article VI is referred to as the "Indemnified Party" and the party against whom such claims are asserted under this Article VI is referred to as the "Indemnifying Party". All claims by any Indemnified Party under this Article VI shall be asserted and resolved in accordance with the terms and provisions set forth in Sections 5.2(a)-(c) below.

     (a) In the event that any claim or demand for which an Indemnifying Party would be liable to an Indemnified Party hereunder is asserted against or sought to be collected from such Indemnified Party by a third party, said Indemnified Party shall with reasonable promptness notify in writing the Indemnifying Party of such claim or demand, specifying the nature of the specific basis for such claim or demand, and the amount or the estimated amount thereof to the extent then feasible (which estimate shall not be conclusive of the final amount of such claim and demand; any such notice, together with any notice given pursuant to Section 5.2(b) hereof, collectively being the "Claim Notice"); provided, however, that any failure to give such Claim Notice will not be deemed a waiver of any rights of the Indemnified Party except to the extent the rights of the Indemnifying Party is actually prejudiced. The Indemnifying Party, upon request of the Indemnified Party, shall retain counsel (who shall be reasonably acceptable to the Indemnified Party) to represent the Indemnified Party, and shall pay the fees and disbursements of such counsel with regard thereto, provided, further, that any Indemnified Party is hereby authorized prior to the date on which it receives written notice from the Indemnifying Party designating such counsel, to retain counsel, whose fees and expenses shall be at the expense of the Indemnifying Party, to file any motion, answer or other pleading and take such other action which it reasonably shall deem necessary to protect its interests or those of the Indemnifying Party until the date on which the Indemnified Party receives such notice from the Indemnifying Party. After the Indemnifying Party shall retain such counsel, the Indemnified Party shall have the right to retain its own counsel, but the fees and expenses of such counsel shall be at the expense of such Indemnified Party unless (i) the Indemnifying Party and the Indemnified Party shall have mutually agreed to the retention of such counsel or (ii) the named parties of any such proceeding (including any impleaded parties) include both the Indemnifying Party and the Indemnified Party and representation of both parties by the same counsel would be inappropriate due to actual or potential differing interests between them. The Indemnifying Party shall not, in connection with any proceedings or related proceedings in the same jurisdiction, be liable for the fees and expenses of more than one such firm for the Indemnified Party (except to the extent the Indemnified Party retained counsel to protect its (or the Indemnifying Party's) rights prior to the selection of counsel by the Indemnifying Party). The Indemnified Party agrees to cooperate with the Indemnifying Party and its counsel in contesting any claim or demand which the Indemnifying Party defends. No claim or demand may be settled by an Indemnifying Party or, where permitted pursuant to this Agreement, by an Indemnified Party without the consent of the Indemnified Party in the first case or the consent of the Indemnifying Party in the second case, which consent shall not be unreasonably withheld, unless such settlement shall be accompanied by a complete release of the Indemnified Party in the first case or the Indemnifying Party in the second case, or, where permitted pursuant to this Agreement, by an Indemnified Party without the consent of the Indemnified Party in the first case or the consent of the Indemnifying Party in the second case.

     (b) In the event any Indemnified Party shall have a claim against any Indemnifying Party hereunder which does not involve a claim or demand being asserted against or sought to be collected from it by a third party, the Indemnified Party shall send a Claim Notice with respect to such claim to the Indemnifying Party. If the Indemnifying Party does not dispute such claim, the amount of such claim shall be paid to the Indemnified Party within twenty (20) days of receipt of the Claim Notice.

     (c) So long as any right to indemnification exists pursuant to this Article VI, the affected parties each agree to retain all books, records, accounts, instruments and documents reasonably related to the Claim Notice. In each instance, the Indemnified Party shall have the right to be kept informed by the Indemnifying Party and its legal counsel with respect to all significant matters relating to any legal proceedings. Any information or documents made available to any party hereunder, which information is designated as confidential by the party providing such information and which is not otherwise generally available to the public, or which information is not otherwise lawfully obtained from third parties or not already within the knowledge of the party to whom the information is provided (unless otherwise covered by the confidentiality provisions of any other agreement among the parties hereto, or any of them), and except as may be required by applicable law or requested by third party lenders to such party, shall not be disclosed to any third Person (except for the representatives of the party being provided with the information, in which event the party being provided with the information shall request its representatives not to disclose any such information which it otherwise required hereunder to be kept confidential).

                                   ARTICLE VII

                      POST-CLOSING COVENANTS OF THE PARTIES

     7.1 Tax Matters. With respect to the Assets, the Seller shall provide to Buyer on demand such information as shall reasonably be requested by Buyer to enable Buyer to prepare and file timely Buyer's federal, state and local income Tax Returns and all forms, schedules and attachments related thereto.

     7.2 Non-Competition. The Seller and Austin J. Moran and their respective Affiliates acknowledge that the Seller's ownership of the Assets has brought Seller in close contact with certain confidential affairs not readily available to the public, and (c) the Buyer would not purchase the Assets, but for the agreements and covenants of Seller and Austin J. Moran, who agree that they shall not, directly or indirectly, for a period of one (1) year following the Closing Date, (i) engage in the wholesale or retail sale of liquor within the State of Massachusetts, (ii) become affiliated in business with any person, having such a business as a partner, shareholder, principal, agent, trustee, consultant, lender or in any other relationship or capacity, except for investments by the Seller in securities traded on a national stock exchange or the over-the-counter market which do not exceed five (5) percent of the total outstanding shares of such securities or (iii) take any action outside the ordinary course of business which could have a material adverse effect on the Assets of the Buyer following the Closing Date. If any court determines that this covenant, or any part thereof, is unenforceable because of the duration of such provision or the area covered thereby, such court shall have the power to reduce the duration or area of such provision and, in its reduced form, such provision shall then be enforceable and shall be enforced.

     7.3 Confidentiality. From and after the Closing Date, the Seller and its shareholders shall not disclose or furnish to any other Person, except to the extent required by law or by order of any court or governmental agency, (a) any information which is not generally known in the industry relating to any license, patent, process, technique, or procedure transferred to Buyer pursuant hereto or used in connection with the Assets, (b) any information which is not generally known in the industry relating to the operations or financial status of the Buyer which is not specifically a matter of public record, (c) any trade secrets in connection with the Assets.

     7.4 Infringement and Litigation. In the event of acts by a third party which the Buyer believes constitutes an infringement of any Patent that is or may be issued on the Inventions, and in the event Buyer decides to bring an action relating thereto, the Seller at the cost of the Buyer shall fully cooperate and shall provide reasonable assistance as requested, with the Buyer in connection with the prosecution of such suit, including participating therein as a plaintiff if so requested by the Buyer.

                                  ARTICLE VIII

                                  MISCELLANEOUS

     8.1 Sales and Transfer Taxes. All required filings under any applicable Federal, state, foreign or local sales tax, stamp tax or similar laws or regulations shall be made in a timely manner by the Buyer and, at the Closing, Buyer shall deliver to Seller either (a) proof of the payment of any sales tax assessed pursuant to such filings or (b) statements of no sales tax due, as the case may be. The parties agree that any and all transfer, sales or stamp taxes and any similar taxes or assessments imposed on the transfer of the Assets and the Assumed Liabilities in accordance with the terms of this Agreement shall be borne equally by the Buyer and Seller.

     8.2 Post-Closing Further Assurances. At any time and from time to time after the Closing Date at the request of either party, and without further consideration, the other party will execute and deliver, or cause the execution and delivery of, such other instruments of sale, transfer, conveyance, assignment and confirmation and take or cause to be taken such other action as the party requesting the same may reasonably deem necessary or desirable in order to transfer, convey and assign more effectively to the requesting party all of the property and rights intended to be conveyed to such party pursuant to the provisions of this Agreement.

     8.3 Notices. All notices, requests, demands and other communications required or permitted to be given hereunder shall be in writing and shall be given personally, telegraphed, telefaxed, sent by facsimile transmission or sent by prepaid air courier, same day or overnight messenger or certified, registered or express mail, postage prepaid. Any such notice shall be deemed to have been given (a) when received, if delivered in person, telegraphed, telexed, sent by facsimile transmission and confirmed in writing within three (3) Business Days thereafter or sent by prepaid air courier, same day or overnight messenger or
(b) three (3) Business Days following the mailing thereof, if mailed by certified first class mail, postage prepaid, return receipt requested, in any such case as follows (or to such other address or addresses as a party may have advised the other in the manner provided in this Section 8.3):

          If to Seller, to:

          Old Marlborough Brewing Company

          Attn: Austin J. Moran
          Telephone Number (508) 465-5248
          Telecopier Number (508) 465-5248

          with copies to:

          Charles H. Cremens & Assoc.
          19 Beacon Street
          Boston, MA  02108
          Telephone Number (617) 523-8326
          Telecopier Number (617) 523-5226

          If to Buyer to:

          Perry's Majestic Beer, Inc.
          134 Morgan Avenue

          Brooklyn, NY  11237
          Attn: Robert Sipper
          Telephone Number (718) 894-4300
          Telecopier Number (718) 894-5050

          with copies to:

          Bernstein & Wasserman, LLP
          950 Third Avenue
          New York, NY  10022
          Attn:  Hartley T. Bernstein, Esq.
          Telephone Number (212) 826-0730
          Telecopier Number (212) 371-4730

     8.4 Publicity. No publicity release or announcement concerning this Agreement or the transactions contemplated hereby shall be made without advance approval thereof by the Buyer and the Seller.

     8.5 Entire Agreement. This Agreement (including the Exhibits and Schedules) and the agreements, certificates and other documents delivered pursuant to this Agreement contain the entire agreement among the parties with respect to the transactions described herein, and supersede all prior agreements, written or oral, with respect thereto.

     8.6 Waivers and Amendments. This Agreement may be amended, superseded, canceled, renewed or extended, and the terms hereof may be waived, only by a written instrument signed by the parties hereto or, in the case of a waiver, by the party waiving compliance. No delay on the part of any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof.

     8.7 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without regard to principles of conflicts of law.

     8.8 Binding Effect; No Assignment. This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors, assigns and legal representatives. This Agreement is not assignable except by operation of law and any other purported assignment shall be null and void.

     8.9 Variations in Pronouns. All pronouns and any variations thereof refer to the masculine, feminine or neuter, singular or plural, as the context may require.

     8.10 Counterparts. This Agreement may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered shall be an original, but all such counterparts shall together constitute one and the same instrument. Each counterpart may consist of a number of copies hereof each signed by less than all, but together signed by all of the parties hereto.

     8.11 Exhibits and Schedules. The Exhibits and Schedules are a part of this Agreement as if fully set forth herein. All references herein to Sections, subsections, clauses, Exhibits and Schedules shall be deemed references to such parts of this Agreement, unless the context shall otherwise require.

     8.12 Effect of Disclosure on Schedules. Any item disclosed on any Schedule shall only be deemed to be disclosed in connection with (a) the specific representation and warranty to which such Schedule is expressly referenced, (b) any specific representation and warranty which expressly cross-references such Schedule and (c) any specific representation and warranty to which any other Schedule to this Agreement is expressly referenced if such other Schedule expressly cross-references such Schedule.

     8.13 Headings. The headings in this agreement are for reference only, and shall not affect the interpretation of this Agreement.

     8.14 Severability of Provisions. If any provision or any portion of any provision of this Agreement or the application of such provision or any portion thereof to any Person or circumstance, shall be held invalid or unenforceable, the remaining portion of such provision and the remaining provisions of this Agreement, or the application of such provision or portion of such provision as is held invalid or unenforceable to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby.

     8.15 Brokers. Each party hereto represents and warrants that no broker or finder is entitled to any brokerage or finder's fee or other commission from such party, based on agreements, arrangements or undertakings made by such party, in connection with the transactions contemplated hereby.

     8.16 Cessation of Use. From and after the Closing, Seller shall not use any of the Assets or Intangible Property or any trade names or trade dress, on any of its products or in relation to its other businesses.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                          Old Marlborough Brewing Company

                                          By:/s/ Austin Moran
                                              Name: Austin Moran
                                             Title: President


                                          Perry's Majestic Beer, Inc.

                                              By:/s/ Robert Sipper

                                             Name: Robert Sipper
                                             Title:      President

                            PERRY'S MAJESTIC BEER, INC.
                                 134 MORGAN AVENUE
                                 BROOKLYN, NY 11237




                January 1, 1997

Hartley T. Bernstein
Bernstein & Wasserman, LLP
950 Third Avenue
10th Floor
New York, NY 10022
                              Re: Consulting Agreement

Dear Mr. Bernstein:

     This Agreement is to confirm our understanding with respect to the rendering by you (the "Consultant") of certain consulting services to Perry's Majestic Beer, Inc. ("Perry's"), upon the terms and conditions set forth below.

     1. Payment by Perry's. As full and total consideration for the services provided by you to Perry's, Perry's hereby issues to you 200,000 shares of Perry's common stock, par value $.0001 per share, (the "Common Stock"). In addition, Perry's agrees to register such shares for sale to the public as soon as practicable. The term of this Agreement shall be for three (3) years from the date hereof.

     2.   Consultant's Obligations.   From time to time the Consultant agrees to
provide Perry's with such consulting services as requested by Perry's in connection with acquisitions,divestitures, joint ventures and other strategic business initiatives.

     3. Confidential Information Consultant acknowledges that all information, documents, customer lists, patents, trademarks, copyrights, materials, specifications, business strategies or any other ideas which directly relate to the business of Perry's (referred to herein as "Confidential Information") whether prepared or generated by Consultant, or Perry's pursuant to this Agreement or otherwise in the possession or knowledge of Consultant prior to the date hereof or coming into possession or knowledge of Consultant during the term of this Agreement shall be the exclusive, confidential property of Perry's, except to the extent expressly authorized in writing by Perry's for dissemination. From the date of this Agreement through and including the twenty-fourth month following the termination of this Agreement or any extension thereof (the "Restricted Period"), Consultant shall not disclose any of such Confidential Information to any third party without the prior written consent of Perry's and shall take all reasonable steps and actions necessary to maintain the confidentiality of such Confidential Information.
     4. Status as Independent Contractor. Consultant's engagement pursuant to this

Agreement shall be as independent contractor and not as an employee, officer or other agent of Perry's. Neither party to this Agreement shall represent or hold itself out to be the employer or employee of the other. Consultant further acknowledges that the compensation provided herein is a gross amount of compensation and that Perry's will not withhold from such compensation any amounts respective income taxes, social security payments or any other payroll taxes. All such income taxes and payments shall be made or provided for by Consultant and Perry's shall have no responsibility or duties regarding such matters.

     5. Miscellaneous. This Agreement shall be governed by and construed in accordance with the internal laws of the State of New York, without regard to principles of conflicts of law, and the parties irrevocably agree to submit any controversy or claim arising out of or relating to this Agreement to binding arbitration conducted in the State of New York, City of New York, in accordance with the rules of the American Arbitration Association in New York City. This Agreement may be executed simultaneously in counterparts, each of which will be deemed to be an original but all of which together will constitute one and the same instrument. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect. This Agreement contains the entire understanding of the parties hereto with respect to its subject matter. This Agreement may be amended only by a written instrument duly executed by the parties.

     If this Agreement accurately reflects your understanding of our agreement, kindly sign the enclosed copy of this letter on the space provided below and return it to me at your earliest convenience.

                                          Very truly yours,

                                          PERRY'S MAJESTIC BEER, INC.

                                          /s/ Robert Sipper
                                          Robert Sipper
                                          President

Agreed to and Accepted as of
the Date First Written Above:

/s/ Hartley T. Bernstein
Hartley T. Bernstein

                           STOCK PURCHASE AGREEMENT

     THIS STOCK PURCHASE AGREEMENT (the "Agreement") is made as of this 15th day of March 1997, by and between Perry's Majestic Beer, Inc., a Delaware corporation, (the "Purchaser" or "Perry's") and Mark Butler (the "Seller").

     WHEREAS, Seller is the owner of 200 shares of common stock of Orchard Annie, Inc., a New York corporation ("Orchard Annie"), comprising all of the issued and outstanding capital stock (the "Shares") of Orchard Annie; and

     WHEREAS, Seller desires to sell to the Purchaser, and the Purchaser desires to purchase from Seller, the Shares, on the terms and conditions set forth in this Agreement;

     NOW, THEREFORE, in consideration of the premises and of the terms, covenants and conditions hereinafter contained, the parties hereto agree as follows:

     1.   Purchase of the Shares.

     1.1 Subject to and on the terms and conditions hereof, in reliance on the mutualrepresentations and warranties of the parties, Seller agrees to sell and deliver the Shares to the Purchaser,and thePurchaser agrees to purchase the Shares from Seller on the date of the Closing
 (as that term is defined herein).

     1.2 In consideration for the Shares, the Purchaser agrees to deliver to the Seller at the Closing: (i) $66,000 in immediately available funds; and (ii) 50,000 shares of common stock of Perry's Majestic Beer, Inc. to be issued no later than June 30, 1997 (the "Perry's Shares") (collectively, the "Purchase Price").

     1.3  The  Shares  and  the   Perry's   Shares   shall  be  fully  paid  and
non-assessable and shall be free and clear of any and all contracts, commitments, agreements, liens, claims or encumbrances of any kind or nature whatsoever whether or not of record.

     2.   The Closing.

     2.1 The closing of the transactions provided for herein ("Closing") shall be held at the offices of Bernstein & Wasserman, LLP on June 30, 1997, or at such other time and place as the parties shall agree.

     2.2  At the Closing:

          (a) Seller shall deliver to the Purchaser certificates evidencing the Shares duly endorsed in blank with signature guaranteed, or with stock power attached, duly endorsed in blank with signature guaranteed;

          (b) The Purchaser shall deliver to Seller (i) $66,000 in immediately available funds; (ii) a certificate evidencing the Perry's Shares and duly issued; and (iii) executed copies of resolutions of the board of directors of Perry's authorizing the execution and performance of this Agreement and the issuance of the Perry's Shares, certified to by the secretary of Perry's that such resolutions were duly and validly adopted; and

          (c) The Purchaser shall receive a certificate from the Office of the Secretary of State of New York, dated within five days before the Closing, certifying that the records of such state regarding Orchard Annie reflect neither a Certificate of Dissolution, a court order declaring dissolution, a merger or consolidation which terminated its existence, nor suspension of its corporate powers, rights and privileges, and that in accordance with the records of such state, such corporation is authorized to exercise all of its corporate powers, rights and privileges in such state.

     3. Royalty Payments. As and for further consideration for the Shares, for a period of fifteen (15) years from the date of the Closing (the "Royalty Period") Seller shall receive from Purchaser royalty payments equal to $.50 per case for each of the first 500,000 cases of Quigley's Orchard Deluxe Applesauces sold during the Royalty Period and $.25 per case for each case sold thereafter during the Royalty Period (the Royalty Payments"). Such Royalty Payments shall be made to Seller on a quarterly basis and within sixty (60) days of the end of each fiscal quarter of Purchaser. Upon receipt of a written request from Seller, Purchaser shall make an accounting of Royalty Payments available to Seller within thirty (30) days of such request. At the conclusion of the Royalty Period, Seller shall not be entitled to any additional Royalty Payments.

     4. Representations and Warranties of Seller. As an inducement to the Purchaser to enter into this Agreement and to consummate the transactions contemplated hereby, Seller represents and warrants to the Purchaser that the following are true and correct as at the date hereof and as of the date of
Closing:

     4.1 Seller is the sole owner of, and has good and marketable title to, the Shares, free and clear of any and all contracts, commitments, agreements, liens, claims or encumbrances whether or not of record and has the absolute and unrestricted right and capacity to sell the Shares as provided herein.

     4.2 The authorized capital stock of Orchard Annie consists of 200 shares of common stock and 200 are issued and outstanding and no shares of common stock are held by Orchard Annie in its treasury. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable. There are no securities outstanding which are convertible into or exchangeable or exercisable for any shares of common stock of Orchard Annie, and there are no outstanding or authorized subscriptions, options, warrants, calls, rights, commitments or other agreements of any character to issue, sell or transfer any shares of the capital stock of Orchard Annie or any securities convertible into or evidencing the right to subscribe for any shares of the capital stock of Orchard Annie. The Shares constitute all of the issued and outstanding capital stock of Orchard Annie. There are no outstanding debt securities or promissory notes of Orchard Annie.

     4.3 Orchard Annie is a corporation duly organized, validly existing and in good standing under the laws of the State of New York, and is qualified to conduct business in all jurisdictions where the nature of its assets and, requires such qualifications and has the full power and authority to own or lease its property and operate its business.

     4.4 Seller has full power and authority to execute, deliver and perform this Agreement, Seller is not a party to any agreement, contract or understanding pursuant to which Seller is or may be obligated to sell the Shares, or any part thereof, to any person or entity other than the Purchaser pursuant to the provisions hereof, and none of the terms, conditions and provisions hereof conflict with, result in a breach of the terms, conditions or provisions of, or constitute a default, an event of default or an event creating rights of acceleration, termination or cancellation of any agreement, corporate charter or by-law to which Seller or Orchard Annie is a party.

     4.5 Attached hereto as Exhibits A and B are true, correct and complete copies of the Articles of Incorporation and By-Laws of Orchard Annie, together with all amendments thereto.

     4.6 Since the date of this Agreement and prior to Closing, there shall not be:

          (a) Any change in the condition, financial or otherwise, of the assets, liabilities or business of Orchard Annie, other than changes in the ordinary course of business which have not been either in any case or in the aggregate materially adverse;

           (b) Any act outside the ordinary course of business which materially adversely affects the business of Orchard Annie;

          (c) Any damage, destruction or loss of any of the assets of Orchard Annie, not adequately compensated by insurance, materially adversely affecting the business or prospects of Orchard Annie;

          (d) Any declaration of, or payment of, any dividend or any other distribution with respect to Seller's common stock by Orchard Annie, or the purchase or redemption by any of Orchard Annie of any of its stock;

          (e) Any waiver by Orchard Annie of any right of substantial value, material default under the terms of any contract, agreement or other instrument to which it is a party or by which it is bound;

          (f) Any sale, lease, transfer, or other disposition or mortgage or pledge, of any asset or property of Orchard Annie, nor shall there be imposed or suffered to be imposed any lien, claim, charge, security interest or other restriction of any kind or nature whatsoever on any asset or property of Orchard Annie.

     4.7   Except as set forth on Exhibit C hereto:

          (a) There are no actions, suits or proceedings pending, threatened against or affecting Orchard Annie which might result in any material adverse change in the licenses, business, operations, properties or assets or the condition, financial or otherwise, of Orchard Annie, or in any way involving this Agreement or the transactions contemplated hereby;

          (b) Seller does not know of, and has no reasonable ground to know of, any basis for any such action or proceeding;

          (c) There is no order or decree of any court or agency directed to Orchard Annie arising out of any judicial, or quasi-judicial, proceeding before any such court or agency with respect to Orchard Annie being in default;

          (d) Orchard Annie has complied in all material respects with all laws, regulations, rules, ordinances, decrees or orders of any court, government (federal, state or local), department, commission, board, agency, official or other regulatory, administrative or governmental authority.

     4.8 Orchard Annie files tax returns based on tax years ended December 31 in each year. Orchard Annie has duly filed on a timely basis all tax returns required to be filed by it, has paid all taxes shown to be due and payable on such returns and has paid all assessments and reassessments, and all other taxes, governmental charges, penalties, interests and fines due and payable by it on or before the date hereof and which are claimed by any governmental authority to be due and owing and adequate installments have been paid and adequate provisions have been made on its Financial Statements for taxes payable for the current fiscal year for which tax returns are not yet required to be filed. To the best of the knowledge of the Seller, there are no actions, suits, proceedings, investigations or claims threatened or pending against Orchard Annie with respect to taxes, governmental charges or assessments or any other matters under discussion with any governmental authority relating to taxes, governmental charges or assessments asserted by any such authority.

     4.9 Orchard Annie is not a party to any contract, agreement or lease of any kind, except as set forth on Exhibit D hereto. Except as expressly indicated on Exhibit D hereto, each contract, agreement or lease listed on Exhibit D (collectively, the "Contracts") constitutes a valid and binding obligation of Orchard Annie and, to the best knowledge of Seller, the other parties thereto (subject to bankruptcy, insolvency, reorganization or other laws relating to or affecting the enforcement of creditors' right generally) is in full force and effect, and (except as set forth on Exhibit D) will continue in full force and effect immediately after the Closing, in each case without breaching the terms thereof or resulting in the forfeiture or impairment of any rights thereunder and without the consent, approval or act of, or the making of any filing with, any person or entity. Orchard Annie has fulfilled and performed in all material respects its obligations under each of the Contracts and, to the best knowledge of Seller, no party to any of such Contracts has materially breached or defaulted thereunder, and no event has occurred and no condition or state of facts exists which, with the passage of time or the giving of notice or both, would constitute such a default or breach by Orchard Annie or any other party.

     4.10 Exhibit E contains a true and complete list of all assets owned by Orchard Annie, all of which assets are in good condition and such assets and their uses conform in all material respects to all applicable laws, rules and regulations and, except as set forth therein, Orchard Annie owns and has good and marketable title to all of such property and assets, tangible or intangible, free and clear of all contracts of sale, liens, mortgages, pledges, security interests, charges, restrictions, prior assignments, encumbrances and claims of every kind.

     4.11 A complete and correct list of all employees who work for Orchard Annie is set forth on Exhibit F attached hereto.

     4.12 Orchard Annie holds all necessary and appropriate licenses and permits from appropriate governmental departments, bodies or agencies to conduct the business now carried on by it, and such licenses have been validly issued and are in good standing, and there is no threatened or pending action by such departments, bodies or agencies to revoke the same or any other action of any type which would prevent or hinder Orchard Annie from conducting business which it now conducts. Orchard Annie has complied with all rules, laws and regulations of the appropriate governmental departments, bodies and agencies in the conduct of its business.

     4.13 To the best of Seller's knowledge, there has not been filed any petition or application, nor has any proceeding been commenced by or against, or with respect to any of the assets of, Orchard Annie under Title 11 of the United States Code or any other law, domestic or foreign, relating to bankruptcy, reorganization, compromise, arrangement, insolvency, readjustment of debt or creditors' rights, and neither Orchard Annie nor Seller has made any assignment for the benefit of creditors.

     4.14 Except as set forth on any exhibit hereto, there have not been nor will there be from the date hereof to the date of Closing, any transactions between Orchard Annie or Seller.

     4.15 Seller's execution and delivery of this Agreement, the consummation of the transactions contemplated herein and the compliance by Seller with any of the provisions hereof, will not:

          (a) result in the creation of any encumbrance of any kind or nature whatsoever upon the Shares;

          (b) constitute a breach of or a def ault (with or without the giving of notice or lapse of time or both) under any of the terms, conditions or provisions of any note, bond, mortgage, indenture, deed of trust, license, agreement or any other instrument or obligation to which Seller is a party or which Seller or the Shares may be bound or effected; or

          (c)  violate any law or regulation applicable to Seller or the Shares.

     4.16 Neither this Agreement nor any documents, certificates or statements furnished to the Purchaser by or on behalf of Seller in connection herewith contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein and therein not misleading. There is no fact known to Seller which materially adversely affects, or in the future may materially adversely affect, the business, properties, assets, prospects or financial condition of Orchard Annie which has not been set forth in this Agreement and the Exhibits hereto.

     5. Representations and Warranties of The Purchaser. As an inducement to seller to enter into this Agreement and to consummate the transactions contemplated hereby, the Purchaser represents and warrants to Seller that the following are true and correct as of the date hereof and as of the date of the
Closing:

     5.1 The Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and is qualified to do business in the State of New York.

     5.2 The Purchaser has an authorized capitalization of 25,000,000 shares of capital stock. As of the Purchaser most recent Form 10-QSB filed with the United States Securities and Exchange Commission for the period ended December 31, 1997, there are presently issued and outstanding 3,083,335 shares of common stock of the Purchaser.

     5.3 All of the shares of the Purchaser is common stock issued to date have been duly authorized and validly issued and are fully paid and nonassessable.

     5.4 The execution and performance of this Agreement and the issuance and delivery of the Perry's Shares in accordance with the provisions hereof have been duly authorized by all necessary corporate action and this Agreement constitutes a valid, binding and enforceable obligation of the Purchaser subject, as to enforceability, to the effect of:

          (a) any applicable bankruptcy, insolvency, moratorium or similar laws affecting creditors' rights generally, and

          (b) general principles of equity (regardless of whether considered in a proceeding in equity or at law).

     5.5 The execution and performance of this Agreement and compliance with the provisions hereof by the Purchaser will not violate, with or without the giving of notice or the passage of time, any applicable law or regulation and will not conflict with, or result in the breach of, any of the terms, conditions or provisions of, or constitute a default under, any corporate charter, by-law, indenture, mortgage, agreement or other instrument to which the Purchaser is bound.

     5.6 There are no actions, suits or proceedings pending, threatened against or affecting the Purchaser, at law or in equity, or before any federal, state or municipal agency or authority which might result in any material adverse change in the licenses, business operations, properties or assets, or in the condition, financial or otherwise, of the Purchaser or in any way involving this Agreement or the transactions contemplated hereby.

     5.7 Neither this Agreement nor any documents, certificates or statements furnished to the Seller by or on behalf of the Purchaser in connection herewith contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein and therein not misleading. There is no fact known to the Purchaser, which materially adversely affects, or in the future may materially adversely affect, the business, properties, assets, prospects or financial condition of the Purchaser which has not been set forth in this Agreement or the Exhibits hereto.

     6. Pre-Closing Covenants of Seller. Seller covenants and agrees that from and after the date hereof to the date of Closing:

     6.1 Neither Seller nor Orchard Annie will sell, pledge, encumber, assign or transfer, or enter into any agreement, commitment, instrument or contract pursuant to which any right, title or interest may be sold, pledged, encumbered, assigned or transferred in or to the Shares.

     6.2 Seller and Orchard Annie shall continue to conduct the business and affairs of Orchard Annie in the ordinary course of business and shall not enter into any agreement, commitment, instrument or contract or take any action out of the ordinary course of business with respect to Orchard Annie, including without limitation:

          (a) Declare, or pay, any dividend or any other distribution with respect to the stock of Orchard Annie, or purchase or redeem any of such stock;

          (b) Sell or issue, or enter into any contract, instrument or agreement pursuant to which Orchard Annie might be obligated to sell or issue, any common stock or any other security;

          (c) Enter into any mortgage, indenture, pledge or other contract, instrument or agreement, or take, suffer or permit any action to be taken,, as the result of which any lien, claim, charge or encumbrance of any kind or nature whatsoever would be established or created with respect to any of the assets of Orchard Annie;

          (d)   Borrow any money, or enter into any contract, commitment or
                agreement to   borrow any money on behalf of Orchard Annie; and

          (e) Pay, or enter into any contract, commitment or agreement to pay any compensation, bonus or commission or any benefit of any kind to any officer of Orchard Annie.

     6.3 Seller shall cooperate fully with the Purchaser in connection with the Purchaser's inspection, examination or review of any and all of the business, properties or condition, financial or otherwise, of Orchard Annie.

     6.4 Seller shall proceed diligently to participate and cooperate in efforts to obtain any and all required consents, acquiescence, authorizations and approvals of the transactions contemplated hereby required of any party or governmental agency or authority to be had and obtained under any statute, ordinance, interpretation, regulation or ruling.,

     6.5 Seller shall promptly give written notice to the Purchaser upon becoming aware of (a) any fact which, if known on the date hereof, would have been required to be set forth or disclosed pursuant to this Agreement, and (b) any impending or threatened breach in any material respect of any of the representations and warranties contained in this Agreement and with respect to the latter shall use all reasonable efforts to remedy the same.

     6.6 Seller will cooperate fully and will take all appropriate actions and execute any documents, instruments or conveyances of any kind or nature whatsoever which may be reasonably necessary to carry out any of the provisions of this Agreement, both prior to and after the Closing.

     6.7 As soon as practicable, Seller will use his best efforts to obtain the resignation effective upon the Closing of each director of Orchard Annie.

     7. Pre-Closing Covenants of The Purchaser. The Purchaser covenants and agrees that, from and after the date hereof to the date of Closing, the Purchaser shall continue to conduct the business and affairs of the Purchaser in the ordinary course of business and shall not enter into any agreement, commitment, instrument or contract or take any action out of the ordinary course of business with respect to the Purchaser.

     8. Post-Closing Representations, Covenants and Agreements of Seller. Seller represents, covenants and agrees:

     8.1 He is acquiring the Perry's Shares hereunder solely for his own account, for investment, and not with a view to the distribution or resale thereof. Seller represents and warrants that he has no present intention of selling or distributing any of the Perry's Shares to be acquired hereunder and that he is not under any present necessity or constraint to dispose of any such shares to satisfy any existing or contemplated debt or undertaking.

     8.2   Seller confirms his understanding, and agrees, that:

          (a) Certificates for the Perry's Shares to be issued and delivered to them hereunder will bear substantially the following legend:

          "The securities represented by this Certificate were acquired on without registration under the Securities Act of 1933, as amended. No transfer, sale or distribution of these securities or any interest therein may be made except under an effective registration statement under said Act covering such securities unless the Corporation has received an opinion of counsel satisfactory to it that such transfer or sale does not require registration under said Act."

          (b) Seller shall be bound by the terms of the foregoing legend and agrees that appropriate restrictions on transfer will be noted on the Purchaser's corporate records.

     9. Conditions Precedent to Obligations of The Purchaser. The obligations of the Purchaser to complete the transactions provided for herein shall be subject, at its election, to the fulfillment, performance or occurrence prior to or at the Closing, to the Purchaser's reasonable satisfaction, of each of the following conditions:

     9.1 Each representation and warranty made by Seller contained in this Agreement and in any Exhibit or document delivered pursuant to the provisions hereof shall be true and correct at and as at the time of Closing and Seller shall have delivered a certificate, dated the Closing Date, to such effect.

     9.2 Seller shall have performed and complied with all obligations and conditions required by this Agreement to be performed or complied with prior to or at the Closing.

     9.3 Any and all necessary consents, acquiescences, authorizations, permits or approvals of any governmental authority required to be obtained in connection with the consummation of the transactions contemplated by this Agreement shall have been duly obtained and there shall have been full compliance with the provisions of any and all applicable laws or regulations.

     9.4 All actions, proceedings, instruments and documents required to carry out the transactions contemplated by this Agreement shall be satisfactory to counsel for the Purchaser.

     9.5 No injunction, stay or restraining order shall be in effect prohibiting the consummation of the transactions contemplated by this Agreement.

          9.6 Seller shall have delivered to the Purchaser an opinion of counsel to Seller, dated the date of Closing, that provisions of Section 4 herein are true and correct and that counsel does not know of any litigation, proceeding or governmental investigation, pending or threatened, against Seller or of any incumbrance of any kind or nature upon any of the Shares.

         9.7 All resignations from directors and officers of Orchard Annie shall have been delivered to purchaser.

         10. Conditions Precedent to Obligations of Seller. The obligations of Seller to complete the transaction contemplated by this Agreement is subject to the performance or occurrence prior to or at the Closing of each of the following conditions:

         10.1 Each representation and warranty made by The Purchaser in this Agreement or in any Exhibit or document delivered pursuant to this Agreement shall be true and correct at the time of Closing and at all times after the date hereof to the time of Closing.

         10.2 The Purchaser shall perform and comply with all obligations and conditions required by this Agreement to be performed and complied with by the Purchaser prior to or at the Closing.

         10.3 No injunction, stay or restraining order shall be in effect prohibiting the consummation of the transactions contemplated by this Agreement.

         11. Post-Closing Representations, Covenants and Agreements of The Purchaser. The Purchaser represents, warrants, covenants and agrees that it is acquiring the Shares hereunder solely for its own account, for investment and not with a view to the distribution or resale thereof. The Purchaser represents that it has no present intention of selling or disposing of such securities and that it is not aware of any circumstances presently in existence under which it would intend, or be constrained, to dispose of such shares;

         12. Nature and Survival of Representations and Warranties. All statements contained in this Agreement or in any Exhibit or document delivered in connection with this Agreement shall be deemed representations and warranties by such party hereunder. All representations and warranties made in this Agreement or pursuant hereto shall survive the Closing.

         13. Indemnification by Seller. Seller hereby covenants and agrees with the Purchaser that, regardless of any investigation made at any time by or on behalf of the Purchaser or any information the Purchaser may have and regardless of the Closing hereunder, Seller shall indemnify the Purchaser and its directors, officers, employees and affiliates and each of their successors and assigns (individually a "Buyer Indemnified Party") and hold each of them harmless from, against and in respect of any and all costs, losses, claims, liabilities, fines, penalties, damages and expenses (including interest which may be imposed in connection therewith, court costs and fees and disbursements of counsel) incurred by any of them resulting from or in any manner or way whatsoever arising out of (a) any misrepresentation, breach of warranty or nonfulfillment of any agreement, covenant or obligation by the Seller made in this Agreement (including without limitation, any Exhibit hereto or in any certificate or instrument delivered in connection herewith), any taxes of any kind whatsoever, or expenses, interest or penalty relating thereto, including those that arise out of or result f rom the transactions contemplated from this Agreement, other than taxes relating to the conduct of the business of Orchard Annie after the Closing) the operation and conduct of the business of Orchard Annie prior to the Closing.

         If, by reason of the claim of any third party relating to any of the matters relating to indemnification under this Section 13, a lien, attachment, garnishment or execution is placed upon any of the property or assets of any Buyer Indemnified Party, Seller shall promptly furnish an indemnity bond reasonably satisfactory to the indemnified party to obtain the prompt release of such lien, attachment, garnishment or execution.

         If the facts  giving  rise to any  indemnification  shall  involve  any actual  claim or demand by any third party  against a Buyer  Indemnified  Party,
Seller shall be entitled to notice of and entitled (without prejudice to the right of any Buyer Indemnified Party to participate at his own expense through counsel of his own choosing) to defend or prosecute such claim at Seller's expense and through counsel of Seller's choosing if he gives written notice of his intention to do so no later than the time by which the interest of the Buyer Indemnified Party would be materially prejudiced as the result of such party's indemnified failure to have received such notice; provided, however, that if the defendants in any action shall include both a Buyer Indemnified Party and the Seller, and the Buyer Indemnified Party shall have reasonably concluded that counsel selected by Seller has a conflict of interest because of the availability of different or additional defenses to the Buyer Indemnified Party, the Buyer Indemnified Party shall have the right to select separate counsel to participate in the defense of such action on such party's behalf, at the expense of Seller. The Buyer Indemnified Party shall cooperate fully in the defense of such claim and shall make available to Seller pertinent information under his control relating thereto, but shall be entitled to be reimbursed for all expenses and costs incurred by him in connection therewith.

         14. Termination. This Agreement may be terminated by the written authorization of theparties or by giving notice in accordance with the terms hereof for the giving of notice at any time prior to Closing:

               (a)  By The Purchaser:

               (i) if Seller or Orchard Annie is in default in the performance on any of their obligations hereunder;

               (ii) if any condition or obligation for the benefit of the Purchaser hereunder has not been fulfilled and it is not reasonably possible for such condition to be fulfilled prior to the Closing; or

               (iii) if it is established that the business of Orchard Annie, as presently conducted, does not substantially conform in all material respects with applicable laws and regulations.

                (b)  By Seller:

               (i) if The Purchaser shall default in the performance of any of its obligations to Seller hereunder; or

               (ii) if any condition or obligation for the benefit of Seller or Orchard Annie has not been fulfilled and it is not reasonably possible for such condition to be fulfilled prior to the Closing.


         15. Entire Agreement. This Agreement and any document referred to herein constitutes the entire Agreement among the parties hereto with respect to the subject matter hereof and supersedes all prior written or oral warranties, representations, inducements, understandings, commitments, agreements or contracts. No amendment to or modification of the terms or conditions hereof shall be binding unless it is in writing and signed by the party against whom the amendment or modification is charged.

         16. Benefit. This Agreement shall be binding upon and shall inure to the benef it of the parties hereto and their respective successors in interest.
 This Agreement may not be assigned by either party hereto without the prior express written consent of the other party.

         17. Notices. Any notice required or permitted to be given under this Agreement shall be in writing and shall be given by personal delivery or by depositing the same with the United States Post Office, by registered or certif ied mail, postage prepaid, return receipt requested, and addressed:

               If to The Purchaser:

               Perry's Majestic Beer, Inc.
               134 Morgan Avenue
               Brooklyn, NY  11237



               If to Seller:

          Mark Butler:

               101 West 75th Street
               New York, NY 10023


         Any notice mailed in accordance with the provisions of this Agreement shall be deemed given or effective on the third day following the date of mailing. Any party to this Agreement may change the address to which notices to such party shall be given by giving a proper notice hereunder.

         18. Severability. Whenever possible, each paragraph of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law. If any paragraph of this Agreement shall be unenforceable or invalid under applicable law, such paragraph shall be ineffective only to the extent and duration of such unenforceability or invalidity and the remaining substance of such paragraph and the remaining paragraphs of this Agreement shall in such event continue to be binding and in full force and effect.

         19. Waivers. No failure by any party to exercise any of such party's rights hereunder or to insist upon strict compliance with respect to any obligation hereunder, and no custom or practice of the parties at variance with the terms hereof, shall constitute a waiver by any party to demand exact compliance with the terms hereof. Waiver by any party of any particular default by any other party shall not affect or impair such party's rights in respect of any subsequent default of the same or of a different nature, nor shall any delay or omission of any party to exercise any rights arising from any default by any other party affect or impair such party's rights as to such default or any subsequent default.

         20. Governing Law. This Agreement shall be governed by and construed and enforced in all respects in accordance with the laws of the State of without reference to its conflicts of laws rules or principles.

         21. Multiple Counterparts.This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same agreement.

         22. Expenses. Whether or not the transactions contemplated by this Agreement are consummated, each of Seller and he Purchaser shall pay their own respective fees and expenses incident to the negotiation, preparation, execution and performance of this Agreement.

         23. Headings and Certain Terms. The headings of sections herein are inserted for convenience of reference only and are not intended to be a part hereof or to affect the meaning or interpretation of this Agreement, and the plural and singular forms are used interchangeably.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                                    PERRY'S MAJESTIC BEER, INC.



                                    By:/s/ Robert Sipper
                                        Name:  Robert Sipper
                                        Title:    President


                                    /s/ Mark Butler
                                    Mark Butler

                       AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT

      This  Amendment  No.1  dated  as of  February  3,  1997  to  that  certain
Employment Agreement (this "Amendment"), dated as of April 4, 1996, by and between Perry's Majestic Beer, Inc., a Delaware corporation (the "Company"), and Robert Sipper (the "Executive").

                               W I T N E S S E T H :

      WHEREAS,   the  Company  and  the  Executive  entered  into  that  certain
Employment Agreement dated as of April 4, 1996 (the "Agreement"); and

      WHEREAS, the Company and the Executive desire to amend the Agreement to effect the changes provided for herein.

      NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

      1. Effective as of the date hereof, the Agreement is hereby amended by replacing paragraph 1 with the following:

             The Corporation  employs Executive and Executive hereby accepts the employment as the President and Chief Executive Officer of the Corporation commencing on the date hereof through March 31, 2001.

      2. Effective as of the date hereof, the Agreement is hereby amended by deleting the existing paragraph 3.4 and replacing paragraph 3.4 with the following:

   Effective immediately, in addition to the Executive's salary, Executive shall be entitled to the following in consideration for the extension of Executive's term of employment to March 31, 2001, as set forth in paragraph 1 above.


   A) The Company shall issue to Executive 200,000 shares of the Company's common stock, par value $.0001 per share (the "Common
Stock").

   B) Although subsequent to the Company's initial public offering, the Company is under no obligation to file a registration statement under the Securities Act for the sale or transfer of any shares of the Company's Common Stock which are awarded to Executive under this paragraph (the "Consideration Shares"), the Company agrees, at its sole cost and expense, that:

      (i) If at any time subsequent to the Company's initial public offering and during the term of this Agreement, the Company determines to file with the U.S. Securities and Exchange Commission ("SEC") a registration statement in connection with the proposed issuance for cash of any of the Company's Common Stock (a "Company Offering"), the Company will give written or telegraphic notice of its determination to Executive at least twenty (20) days prior to the anticipated filing date. Upon the written request of Executive given within ten
(10) days after the receipt of any such notice from the Company, the Company will, subject to the limitations set forth below, use its best efforts to cause such number of the Consideration Shares as are set specified in such written request of Executive to be included in such registration statement to the extent necessary, to permit the sale or other disposition by the Executive of the Consideration Shares.

      (ii) If a Company is proposed to be underwritten in whole or in part, whether or not on a firm commitment or best efforts basis, the Consideration Shares shall be included at Executive's request per the Company and Executive's notice requirements described in subparagraph (b)(i) of this paragraph in the Company Offering on the same terms and conditions as the Company's Common Stock otherwise being sold through the underwriter(s), provided, however, that if in the opinion of the managing underwriter(s) of such Company Offering, the inclusion of the Securities would interfere with the successful marketing of the Company's Common Stock by the Company, then the Executive shall reduce the amount of the Consideration Shares to be included in the Company Offering to the extend necessary to comply with the recommendation of such managing underwriter(s).

      (iii) If and whenever the Company is required by this paragraph to effect the registration of the Consideration Shares under the Securities Act, the Company will use all reasonable efforts (and a determination that such efforts have been employed shall be conclusively made by a letter to such effect from counsel to the Company) to:

            (a) Prepare and file with the Commission a registration statement with respect to the Consideration Shares and to cause such registration statement to become effective at the earliest possible time and (by preparing and filing with the Commission such amendments to such registration statement and supplements to the prospectus contained therein as may be necessary) to remain effective during the period required for the distribution of the Consideration Shares covered by such registration statement.

            (b)  Enter  into  a  written  underwriting  agreement  in  form  and substance reasonably satisfactory to the Company and the managing underwriter(s) if a Company Offering is to be underwritten sole or in part, whether or not on a firm commitment or best efforts basis.

            (c) Furnish to the Executive, in connection with a Company Offering in which the Executive is participating such reasonable number of copies of the registration statement, preliminary prospectus, final prospectus and other documents as may reasonably be requested;

            (d)  Register  or  qualify  the   Consideration   Shares  under  the
      securities or "blue sky" laws of such jurisdictions within the United States as the Company and the managing underwriter(s) reasonably request, provided that the Company shall not be required to consent to general service of process for all purposes in any jurisdiction where it is not then qualified to do business as a foreign corporation;

            (e) Notify the Executive promptly after the Company shall receive notice thereof, of the time when such registration statement has become effective or a supplement to any prospectus forming a part of such registration statement has been filed.

            (f) Notify the Executive, during any period during which the Consideration Shares may be distributed pursuant to a registered offering and a prospectus relating to such registration statement is required to be delivered under the Securities Act, of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances then existing, not misleading, and at the request of the Executive, prepare and furnish to the Executive a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that as thereafter delivered to the purchasers of such Consideration Shares, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statement therein, in light of the circumstances then existing, not misleading; and

            (g) Furnish, at the request of the Executive, on the date that the Consideration Shares are delivered to the underwriter(s) pursuant to an Underwritten Offering, (i) an opinion, dated such date of the independent counsel representing the Company for the purposes of such registration, addressed to the underwriter(s) and to the Executive to the effect that such registration statement has become effective under the Securities Act and that to the best knowledge of such counsel (A) no stop order suspending the effectiveness thereof has been instituted or is pending or contemplated under the Securities Act; (B) the registration statement, the related prospectus, and each amendment or supplement thereto, as of their respective effective or issue dates, complied as to form in all material respects with the requirements of the Securities Act and the applicable rules and regulations of the Commission thereunder (except that such counsel need express no opinion as to any statistical or other numerical data or financial statements and notes related thereto contained therein); and (C) in connection with the preparation of the registration statement, the related prospectus, and each amendment or supplement thereto, (i) no facts have come to the attention of such counsel or that would lead such counsel to believe that either the registration statement or the prospectus, or any amendment or supplement thereto, as of their respective effective or issue dates, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statement therein, in light of the circumstances under which they were made, not misleading (except that such counsel need express no opinion as to any statistical or other numerical data or financial statements and the notes related thereto contained therein), and
      (ii) such counsel did not become aware of any pending legal or governmental proceeding applying to the Company which was not disclosed in the registration statement or the prospectus, or any amendment or supplement thereto, which might or have material adverse effect upon the business or financial condition of the Company, (iii) any other opinions that the underwriters may reasonably request, and (iv) a letter, dated such date, from the independent public accountants of the Company, addressed to the underwriter(s) and to the Executive, stating that they are independent public accountants within the meaning of the Securities Act and the rules and regulations of the Commission thereunder and that in the opinion of such accountants, the financial statements and other financial data of the Company included in the registration statement or the prospectus, or any amendment or supplement thereto, as of their respective effective or issue dates, complied as to form in all material respects with the applicable accounting requirements of the Securities Act and the rules and regulations of the Commission thereunder.

   3. This Amendment shall be governed by and construed in accordance with the laws of the State of New York, without regard to principles of conflicts of law.

   4. Except as otherwise specifically set forth herein, all of the terms and provisions of the Existing Agreement shall remain in full force and effect.

      IN WITNESS WHEREOF, the parties have executed this Amendment as of the day and year first above written.



                                    PERRY'S MAJESTIC BEER, INC.



                                    By:/s/ Mark Butler
                                         Name: Mark Butler
                                       Title: Vice-President Sales and Director


                                    /s/ Robert Sipper
                                    Robert Sipper

                    AMENDMENT NO.1 TO EMPLOYMENT AGREEMENT

   This Amendment No.1 dated as of November 1, 1996 to that certain Employment Agreement (this "Amendment"), dated as of April 4, 1996, by and between Perry's Majestic Beer, Inc., a Delaware corporation (the "Corporation"), and Mark Butler (the "Executive").

                            W I T N E S S E T H :

   WHEREAS, the Corporation and the Executive entered into that certain Employment Agreement dated as of April 4, 1996 (the "Agreement"); and

   WHEREAS, the Corporation and the Executive desire to amend the Agreement to effect the changes provided for herein.

   NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

   1. Effective as of the date hereof, the Agreement is hereby amended by adding the following paragraph to the end of Section 3:

As consideration for Butler's agreement to provide his services to the Company, the Company hereby agrees:

   (i)To pay to Butler's minimum salary of $25,000 per annum for each year during the term hereof; provided, however, that in the event the Company completes a public offering of its securities pursuant to which the Company receives net proceeds in excess of $2,000,000, the annual salary payable to Butler during the Term shall be increased to $75,000 per annum. Such salary shall be payable by the Company on a bi-weekly basis;

   2. This Amendment shall be governed by and construed in accordance with the laws of the State of New York, without regard to principles of conflicts of law.

   3. Except as otherwise specifically set forth herein, all of the terms and provisions of the Existing Agreement shall remain in full force and effect.

      IN WITNESS WHEREOF, the parties have executed this Amendment as of the day and year first above written.


                                    PERRY'S MAJESTIC BEER, INC.


                                    By:/s/ Robert Sipper
                                          Name: Robert Sipper
                                          Title: President


                                    /s/ Mark Butler
                                    Mark Butler

                    AMENDMENT NO.2 TO EMPLOYMENT AGREEMENT

   This Amendment No.2 dated as of February 3, 1997 to that certain Employment Agreement (this "Amendment"), dated as of April 4, 1996, as amended by and between Perry's Majestic Beer, Inc., a Delaware corporation (the "Corporation"), and Mark Butler (the "Executive").

                            W I T N E S S E T H :

   WHEREAS, the Corporation and the Executive entered into that certain Employment Agreement dated as of April 4, 1996, as amended (the "Agreement"); and

   WHEREAS, the Corporation and the Executive desire to amend the Agreement to effect the changes provided for herein.

   NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

   1. Effective as of the date hereof, the Agreement is hereby amended by replacing paragraph 1 with the following:

      The Corporation employs Executive and Executive hereby accepts the employment as the Executive Vice President of the Corporation commencing on the date hereof through March 31, 2001.

   2. Effective as of the date hereof, the Agreement is hereby amended by adding the following paragraph to the end of Section 3:

As further consideration for Butler's agreement to provide his services to the Company and in consideration for the extension of the term of his employment hereunder, the Company hereby agrees:

   (i)To pay to Butler a bonus at the sole discretion of the board of directors;

   (iiThe Company shall issue to Butler 200,000 shares of the Company's common stock, par value $.0001 per share (the "Common Stock"), on February 11, 1997. Such Common Stock shall have the same registration rights as the Option Shares, which are set forth in Section 4 of this agreement.
   3. This Amendment shall be governed by and construed in accordance with the laws of the State of New York, without regard to principles of conflicts of law.

   4. Except as otherwise specifically set forth herein, all of the terms and provisions of the Existing Agreement shall remain in full force and effect.

      IN WITNESS WHEREOF, the parties have executed this Amendment as of the day and year first above written.


                                    PERRY'S MAJESTIC BEER, INC.


                                    By:/s/ Robert Sipper
                                          Name: Robert Sipper
                                          Title: President


                                    /s/ Mark Butler
                                    Mark Butler

                    AMENDMENT NO.3 TO EMPLOYMENT AGREEMENT
   This Amendment No.3 dated as of March 10, 1997 to that certain Employment Agreement (this "Amendment"), dated as of April 4, 1996, as amended, by and between Perry's Majestic Beer, Inc., a Delaware corporation (the "Corporation"), and Mark Butler (the "Executive").

                            W I T N E S S E T H :

   WHEREAS, the Corporation and the Executive entered into that certain Employment Agreement dated as of April 4, 1996, as amended (the "Agreement"); and

   WHEREAS, the Corporation and the Executive desire to amend the Agreement to effect the changes provided for herein.

   NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

   1. Effective as of the date hereof, the Agreement is hereby amended by deleting the paragraph at the end of Section 3 and replacing it with the following:

      As consideration for Butler's agreement to waive his right to receive 100,000 options on March 31, 1997 and in recognition of his efforts on behalf of the Company, the Company hereby agrees:

            (i) To pay to Butler a minimum salary of $110,000 per annum. Such salary shall be payable by the Company on a bi-weekly basis;

   2. Effective as the date hereof, the Agreement is hereby amended by deleting the words "March 31, 1997" from the first line of the first paragraph of Section 4.

      In exchange for the consideration set fort herein, Butler agrees that during the term of this agreement, he shall not work, advise or consult for any other beer company/business.

   3. This Amendment shall be governed by and construed in accordance with the laws of the State of New York, without regard to principles of conflicts of law.

   4. Except as otherwise specifically set forth herein, all of the terms and provisions of the Existing Agreement shall remain in full force and effect.

      IN WITNESS WHEREOF, the parties have executed this Amendment as of the day and year first above written.


                                    PERRY'S MAJESTIC BEER, INC.


                                    By:/s/ Robert Sipper
                                          Name: Robert Sipper
                                          Title: President


                                    /s/ Mark Butler
                                    Mark Butler

                             EMPLOYMENT AGREEMENT


   EMPLOYMENT  AGREEMENT,  dated as of September 17, 1996, by and between Austin
J. Moran, Jr., an individual residing at _______________________________("Moran"
or the "Employee") and Perry's Majestic Beer, Inc., having offices at 134 Morgan Avenue, Brooklyn, NY 11237 (the "Company").
   WHEREAS, the Company is desirous of engaging the employment services of Moran and Moran is desirous of providing his employment services to Company in connection with the day-to-day operations of the Company with respect to manufacturing, production and marketing of the Company's products.
   NOW, THEREFORE, in consideration of mutual premises and covenants contained herein, the parties hereto agree as follows:
   1. The Company hereby agrees to employ Moran and Moran hereby agrees to be employed as the Company's Vice President-Post Road Division. Moran shall have the duties commensurate with such title.
   2.  The term of this  Agreement  shall be for the  period  of four (4)  years commencing on the date first set forth above (the "Term"). Each twelve month period during the term of this Agreement (i.e. September 1996 to September 2000) is sometimes hereinafter referred to as a "Contract Year." The territory covered by this Agreement shall be every place where the Company presently does business or may do business during the term hereof.
   3. As consideration for Moran's agreement to provide his services to the Company, the Company hereby agrees to pay to Moran a minimum salary of $50,000 for the First contract year, $55,000 for
the Second contract year, $60,000 for the Third contract year, and $65,000 for the Fourth contract year.
   4. As additional consideration, on each of August 31, 1997, August 31, 1998 and August 31, 1999, the Company shall deliver to Employee an option to purchase 20,000 of the Company's Common Stock exercisable at a price of $6.00 per share, for a period of four (4) years.
      Although the Company is under no obligation to file a registration statement under the Securities Act for the sale or transfer of any shares of the Company's Common Stock which underlie the options to be awarded to Employee under this paragraph 4 (the "Option Share"), the Company agrees, at its sole cost and expense, that:
      (a) If at any time during the term of this Agreement, the Company determines to file with the U.S. Securities and Exchange Commission ("SEC") a registration statement in connection with the proposed issuance for cash of any of the Company's Common Stock (a "Company Offering"), the Company will give written or telegraphic notice of its determination to Employee at least twenty
(20) days prior to the anticipated filing date. Subject to the Employee's exercise of the options granted in this paragraph 4 pursuant to the terms hereof, and upon the written request of Employee given within ten (10) days after the receipt of any such notice from the Company, the Company will, subject to the limitations set forth below, use its best efforts to cause such number of the Option Shares as are set specified in such written request of Employee to be included in such registration statement to the extent necessary, to permit the sale or other disposition by the Employee of the Option Shares.
      (b) If a Company is proposed to be underwritten in whole or in part, whether on a firm commitment or best efforts basis, the Option Shares shall be included at Employee's request per the Company and Employee's notice requirements described in subparagraph (a) of this paragraph 4 in the Company Offering on the same terms and conditions as the Company's Common Stock otherwise being sold through the underwriter(s), provided, however, that if in the opinion of the managing underwriter(s) of such Company Offering, the inclusion of the Securities would interfere with the successful marketing of the Company's Common Stock by the Company, then the Employee shall reduce the amount of the Option Shares to be included in the Company Offering to the extent necessary to comply with the recommendation of such managing underwriter(s).
      (c) If and whenever the Company is required by this paragraph 4 to effect the registration of the Option Shares under the Securities Act, the Company will use all reasonable efforts (and a determination that such efforts have been employed shall be conclusively made by a letter to such effect from counsel to the Company) to:
            (i) Prepare and file with the Commission a registration statement with respect to the Option Shares and to cause such registration statement to become effective at the earliest possible time and (by preparing and filing with the Commission such amendments to such registration statement and supplements to the prospectus contained therein as may be necessary) to remain effective during the period required for the distribution of the Option Shares covered by such registration statement.
            (ii) Enter into a written underwriting agreement in form and substance reasonably satisfactory to the Company and the managing underwriter(s) if a Company Offering is to be underwritten sole or in part, whether or not on a firm commitment or best efforts basis.
            (iii) Furnish to the Employee, in connection with a Company Offering in which the Employee is participating such reasonable number of copies of the registration statement, preliminary prospectus, final prospectus and other documents as may reasonably be requested;

            (iv) Register or qualify the Option Share under the securities or "blue sky" laws of such jurisdictions within the United States as the Company and the managing underwriter(s) reasonably request, provided that the Company shall not be required to consent to general service of process for all purposes in any jurisdiction where it is not then qualified to do business as a foreign corporation;
            (v) Notify the Employee promptly after the Company shall receive notice thereof, of the time when such registration statement has become effective or a supplement to any prospectus forming a part of such registration statement has been filed.
   5. Employee shall be entitled to four (4) weeks paid vacation during the term hereof. Additionally, Employee shall be entitled to all health and insurance benefits and any other employee benefit plans afforded by the Company to all of its employees. In addition, the Company shall provide Moran with term life insurance in the amount of $100,000 during the term of the Agreement; provided that the Company shall not incur an annual expense greater than $1,000 in connection with maintaining such policy. The Company shall have the right, but not the obligation, to take out "key- man" insurance on Employee. Employee agrees to consent to and make himself available for any physical examinations required by any insurance company chosen by Company in connection with Company's procurement of any such "key-man" insurance during the term hereof.
   6. (a) During the Term hereof, Employee agrees to be employed by the Company and as such, shall devote his best efforts to advance the interests of Company. The foregoing proscription shall not prohibit Employee from making any passive investments in any corporations, or being a limited partner in any limited partnership.

      (b) Except in the course of the performance of his duties hereunder, for no less than four (4) years after the execution hereof, whether or not employed by the Company, and for one (1) year after the expiration or termination of this Agreement, Employee agrees that he shall not, directly or indirectly, alone or as a member of a partnership, or as an employee, officer, director, or shareholder of any other corporation, be engaged in or concerned with any other duties or pursuits within the Commonwealth of Massachusetts (the "Non Compete Territory") that may compete directly or indirectly in any manner whatsoever with the Company's business at the date of the expiration or termination hereof, except with the prior written consent of Company, which consent may be withheld by Company in its sole and absolute discretion. The foregoing proscription shall not prohibit Employee from making any passive investments in any corporations, or being a limited partner in any limited partnership or from engaging in the sale of beer or ale at a retail level.
   7. Employee acknowledges and agrees that his services to be provided to Company hereunder are of a unique and extraordinary character, and to replace the services of Employee would cause the Company great hardship. Accordingly, in the event of a breach or threatened breach by the Employee of the provisions herein, including but not limited to Sections 6 and 7 hereof, in addition to Company's other remedies hereunder, Company shall be entitled to a temporary or permanent injunction restraining Employee from violation of any of the terms hereof. Nothing herein contained shall be construed as prohibiting Company from pursuing any and all other remedies available to it for any such breach or threatened breach.
   8. Any financial advice, memoranda, customer list or other documentation which Employee becomes aware of during the term of this Agreement shall not be disclosed to any third-party or person for any reason whatsoever without the express, prior written approval of Company, which may be withheld by Company in its absolute discretion. It is expressly acknowledged and agreed by Employee that Company shall be furnishing proprietary, confidential product, financial, marketing, organizational, customer and other data relating to the business of Company (hereinafter referred to, together with the advice, memoranda and documentation referred to in the preceding sentence as "confidential information") during the term hereof. Confidential information includes not only original information, but also information transferred orally, in writing or by any other means whether now known or hereafter devised. All confidential information which Employee learns of during the term hereof and all confidential information given by Company to Employee will be considered non-public and shall be retained as such by
Employee. Confidential information shall be used by Employee solely in connection with his duties hereunder and for no other purpose whatsoever. Upon the termination of this Agreement for any reason, Employee shall immediately deliver to Company all copies of any confidential information and other materials delivered to Employee by Company and all abstracts and summaries thereof prepared by Employee. Employee shall not have the right to disclose any confidential information to any third-person or entity for any reason whatsoever upon the expiration or termination of this Agreement.
      Notwithstanding the foregoing, Employee shall not be deemed to have breached the aforementioned confidentiality obligation if Employee can sufficiently evidence to the Company and its counsel by written records that with respect to any of the Confidential Information, it:
            (i)   was at the time of the disclosure by the Company to Employee, in the public domain;

            (ii) has, subsequent to disclosure by the Company to Employee, become part of the public domain, through no fault, act or omission of Employee, directly or indirectly, in violation of such obligation;
            (iii) was, at the time of the disclosure by the Company to Employee, in Employee's possession and was not otherwise directly or indirectly, acquired from the Company;
            (iv) was received by Employee from any third party, provided that such information was not obtained by said third party from the Company improperly, directly or indirectly, and was not improperly disclosed by the third party to Employee.
   9. It is expressly understood that the services of Employee are unique and accordingly, Employee may not assign any of his rights or obligations hereunder. Company shall have the right to assign its rights and obligations hereunder, provided, however, that Company shall remain liable for all compensation to Employee hereunder.
   10.(a)  Termination by Company for Cause.
      (i) This Agreement and the Term may be terminated "for cause" by the Company. If the Company determines that "cause" exists for termination of the Employee's employment, written notice thereof must be given to the Employee describing the state of affairs or facts deemed by the Company to constitute such cause. The Employee shall have 45 days after receipt of such notice to cure the reason constituting cause if he does so, the Term shall not be terminated for the cause specified in the notice. During such 45 day period, the Term shall continue and the Employee shall continue to receive his salary, expenses and benefits pursuant to this Agreement. If such cause is not cured to the Company's reasonable satisfaction within such 45 day period, the Employee may then be immediately terminated by the Company. For purposes of this paragraph, the words

   "for cause" or "cause" shall be limited to: (A) actions on the part of the Employee which constitute gross negligence or willful misconduct in the performance or non-performance of the Employee's duties that have the effect of materially injuring the reputation, business or business relationships of the Company; or (B) the conviction of the Employee (including a conviction on a nolo contendere plea) of any felony, or of any crime or offense which involves property or money of the Company or moral turpitude (but excluding any convictions prior to the date of this Agreement); (C) Employee's incarceration following any conviction which restricts or limits the ability of the Employee to provide his duties hereunder; or (D) Employee's failure to make timely payments upon any of the liabilities set forth on Schedule 2.2(a) to the Asset Purchase Agreement dated September 20, 1996 between Olde Marlborough Brewing Company, Inc. and Perry's Majestic Beer, Inc.
      (ii) In the event the Agreement and the Term are terminated by the Company for cause, the Employee's entire right to salary and benefits hereunder shall cease upon such termination.
   (b) Termination by Company Without Cause.
      (i) The Company shall have the right to terminate the Agreement and the Term without cause on thirty (30) days' written notice to the Employee.
      (ii) In the event the Agreement and the Term are terminated without cause, the Company shall continue to pay to Employee the amount remaining outstanding under paragraph 3 hereof, as such payments become due and the Company shall immediately deliver to Employee any stock options which would have been delivered to him over the balance of the Term.
   (c)  Voluntary Termination by the Employee.

      (i) The Employee shall have the right to voluntarily terminate the Agreement and the Term upon thirty (30) days' written notice to the Company, in which event, the Employee shall no longer be entitled to any salary, future option awards or benefits hereunder.
   (d)  Termination for Disability.
      (i) Should the Employee be absent from work as a result of personal injury, sickness or other disability for any continuous period of time exceeding 180 days, and if after reasonable accommodation, the Employee is still unable to perform his duties hereunder, the Agreement and Term may be terminated by the Company, upon written notice given to the Employee because of the Employee's permanent disability.
      (ii) In the event the Agreement and the Term are terminated for Employee's permanent disability, then following such termination, (A) the Employee shall continue to be entitled to salary for a period of ninety (90) days thereafter and (B) Employee shall continue to receive his stock option awards pursuant to paragraph 4, which provision shall survive any such termination for permanent disability. (e) Termination upon Death.
      If not earlier terminated, this Agreement and the Term shall terminate upon the death of the Employee and the Company shall pay the Employee's estate the following: (i) his salary for a period of one year and (ii) the remainder of the stock option to have been awarded to Employee pursuant to paragraph 4. 11.Each of the parties hereto represents, warrants and agrees that it has the full right, power and authority to enter into this Agreement, and upon the full execution hereof this Agreement shall be a valid and binding and enforceable against each of the parties in accordance with its terms.

   12.Each of the  parties  hereto  expressly  acknowledges  and agrees that all representations, warranties and agreements made by both parties hereunder, except with respect to the Company's obligation to compensate Employee subsequent to the expiration or termination hereof, shall survive the expiration or termination of this Agreement.
   13.This Agreement, including any exhibits and schedules hereto and other documents and certificates delivered pursuant to the terms hereof, sets forth the entire agreement and understanding of the parties hereto in respect of the subject matter contained herein, and supersede all prior agreements, promises, covenants, arrangements, communications, representations or warranties, whether oral or written, by any officer, employee or representative of any party hereto.
   14.All notices requested and other communication required herein shall be in writing and shall be deemed to be duly given and delivered by either certified or registered mail, return receipt requested with postage prepaid or by private overnight mail service (e.g., Federal Express).
      If to Employee:

      Austin J. Moran, Jr.


      With copy to:




      Attn:


      If to Company:

      Perry's Majestic Beer, Inc.
      134 Morgan Avenue
      Brooklyn, NY  11237

      With copy to:

      Bernstein & Wasserman
      950 Third Avenue, 10th Floor
      New York, NY  10022
      Attn:  Hartley T. Bernstein, Esq.
   Or in each case to such other person who addresses any party shall furnish to the other party in writing.
   15.The remedies provided herein shall be cumulative and shall not preclude Company from asserting any other rights or seeking any other remedies against Employee.
   16.If in any jurisdiction, any provision of this Agreement or its application to any party or circumstance is restricted, prohibited or unenforceable, such provision shall, as to such jurisdiction, be ineffective only to the extent of such restriction, prohibition or unenforceability without invalidating the remaining provisions hereof and without affecting the validity or enforceability of such provision in any other jurisdiction or its application to other parties or circumstances.
   17.No party hereto shall make or issue, or cause to be made or issued, any announcement or written statement concerning this Agreement or the transactions contemplated hereby for dissemination to customers, suppliers, sales representatives or employees or the general public prior to the execution hereof.
   18.This Agreement and the legal relations among the parties hereto shall be governed by and constructed in accordance with the laws of the State of New York without regard to its conflicts of law doctrine. Each of the parties hereto irrevocably consents to the jurisdiction of the Federal and State Courts located in the State of New York.
   19.This Agreement may be executed simultaneously in one or more original or facsimile counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

   IN WITNESS WHEREOF, the parties have executed this Agreement on the 17th day of September 1996.
                        PERRY'S MAJESTIC BEER, INC.


                        By:/s/ Robert Sipper
                              Robert Sipper
                              Chief Executive Officer



                         /s/ Austin J. Moran, Jr.
                              Austin J. Moran, Jr.

                                    April 17, 1997


Mr. Robert Sipper
President
Bev-Tyme, Inc.
134 Morgan Avenue
Brooklyn, NY  11237

                  Re:   Loan

Dear Mr. Sipper:

   This letter summarizes our agreement as follows:

   1. Loan. Upon the execution of this letter, the undersigned ("Lender") shall loan (the "Loan") one hundred thousand dollars ($100,000) to Bev-Tyme, Inc., a Delaware corporation (the "Company"), pursuant to the terms of a promissory note (the "Note") in the amount of $100,000 payable on April 16, 1998 (the "Due Date") which may be exchanged, at the sole option of Lender, at any time before the Due Date for 7,000,000 shares of Series B Preferred Stock of the Lender (the "Series B Preferred Stock") which are held by the Company. The form of the Note is attached hereto as Exhibit A. Concurrently, with the execution of this letter, the Company shall execute and deliver the Note to Lender.

   2. Delivery of Series B Preferred Stock. Upon the exercise by Lender of its right to exchange the Note for the Series B Preferred Stock, the Company shall deliver to Lender certificates evidencing the Series B Preferred Stock duly endorsed in blank with signature guaranteed, or with stock power attached, duly endorsed in blank with signature guaranteed.

   3. Governing Law; Jurisdiction and Venue. Regardless of the place of execution or performance, this letter and the Notes shall be governed by, and construed in accordance with, the laws of the State of New York without giving effect to such State's conflicts of laws provisions. Each of the parties hereto irrevocably consents to the jurisdiction and venue of the federal and state courts located in the State of New York, County of New York.

   Please acknowledge your consent to the foregoing terms by countersigning the enclosed duplicate copy of this letter and returning it to us together with the Notes.

                              Very truly yours,

                              PERRY'S MAJESTIC BEER, INC.


                              By:/s/ Mark Butler
                                    Mark Butler, Executive Vice President



AGREED TO AND ACKNOWLEDGED:

BEV-TYME, INC.


By:/s/ Robert Sipper
      Robert Sipper, President

                                 PROMISSORY NOTE
 $100,000
                                                             April 17, 1997
                                                     New York, New York


   FOR VALUE RECEIVED, BEV-TYME, INC., a Delaware corporation ("Maker"), promises to pay to Perry's Majestic Beer, Inc. ("Holder") at such place as Holder may designate in writing, the entire principal sum of one hundred thousand dollars ($100,000), together with interest at the rate of eight percent (8%) per annum, on April 16, 1998 (the "Due Date"), at which time all principal and interest shall be due and owing.

   At any time prior to the Due Date, at the sole option of Holder, this Note may be exchanged for 7,000,000 shares of Series B Preferred Stock of Holder (the "Series B Preferred Stock") held by Maker. In the event that Holder exercises its option to exchange this Note for the Series B Preferred Stock, Maker shall forthwith deliver to Holder certificates evidencing the Series B Preferred Stock duly endorsed in blank with signature guaranteed, or with stock power attached, duly endorsed in blank with signature guaranteed. Holder shall upon receipt of said certificates deliver this Note marked "canceled" to Maker.

   All payments of principal and interest hereunder shall be payable in lawful money of the United States.

   Maker shall be in default hereunder, at the option of Holder, upon the occurrence of any of the following events: (i) the failure by Maker to make any payment of principal or interest when due hereunder, and such failure shall have continued for a period of more than ten (10) days after notice and a reasonable opportunity to cure; (ii) the entering into of a decree or order by a court of competent jurisdiction adjudicating Maker a bankrupt or the appointing of a receiver or trustee of Maker upon the application of any creditor in an insolvency or bankruptcy proceeding or other creditor's suit; (iii) a court of competent jurisdiction approving as properly filed, a petition for reorganization or arrangement filed against Maker under the Federal bankruptcy laws and such decree or order not being vacated within thirty (30) days; (iv) the pendency of any bankruptcy proceeding or other creditors' suit against Maker; (v) a petition or answer seeking reorganization or arrangement under the Federal bankruptcy laws with respect to Maker; (vi) an assignment for the benefit of creditors by Maker; (vii) Maker consents to the appointment of a receiver or trustee in an insolvency or bankruptcy proceeding or other creditors' suit; (viii) the existence of any uncured event of default under the terms of any instrument in writing evidencing a debt to someone other than Holder, provided, that Maker is not contesting in good faith by appropriate proceedings such uncured event of default; (ix) the existence of any judgment against, or any attachment of property of Maker; or (x) any other condition which, in the good faith determination of Holder, would materially impair the timely repayment of this Note.

   Upon the occurrence of any event or condition of default hereunder, or at any time thereafter, Holder at his option may accelerate the maturity of this Note and declare all of the indebtedness or any portions thereof to be immediately due and payable, together with accrued interest thereon, and payment thereof may be enforced by suit or other process of law.

   If this Note is not paid when due, whether at maturity or by acceleration, Maker agrees to pay all reasonable costs of collection and such costs shall include without limitation all costs, attorneys' fees and expenses incurred by Holder hereof in connection with any insolvency, bankruptcy, reorganization, arrangement or similar proceedings involving Holder, or involving any endorser or guarantor hereof, which in any way affects the exercise by Holder hereof of its rights and remedies under this Note.

   Presentment, demand, protest, notices of protest, dishonor and non-payment of this Note and all notices of every kind are hereby waived.

   The terms "Maker" and "Holder" shall be construed to include their respective heirs, personal representatives, successors, subsequent holders and assigns.

   Regardless of the place of execution or performance, this letter and the Note shall be governed by, and construed in accordance with, the laws of the State of New York without giving effect to such state's conflicts of laws provisions. Each of the parties hereto irrevocably consents to the jurisdiction and venue of the federal and state courts located in the State of New York, County of New York.

                                                   BEV-TYME, INC.


                              By: /s/ Robert Sipper
                                     Robert Sipper
                                     President

                            PERRY'S MAJESTIC BEER, INC.
                                 134 MORGAN AVENUE
                                 BROOKLYN, NY 11237



                                                 May 23, 1997

The Falcon Management Company, Inc.
92 Park Avenue
Port Washington, New York 11050
Attn: Robert Schildkraut

                              Re: Consulting Agreement

Dear Mr. Schildkraut:

   This Agreement is to confirm our understanding with respect to the rendering by you (the "Consultant") of certain consulting services to Perry's Majestic Beer, Inc. ("Perry's"), upon the terms and conditions set forth below.

   1. Payment by Perry's. As full and total consideration for the services provided by you to Perry's, Perry's hereby grants to you the right and option (the "Option") to purchase one hundred thousand (100,000) shares of Perry's common stock, par value $.0001 per share, adjusted to reflect any stocks splits or reverse splits, at an exercise price of $0.875 per share (the "Option Shares").The Option shall be exercisable for a period of four (4) years from the date of vesting. The Option Shares granted to Consultant pursuant to this Paragraph 1 hereof shall vest upon execution of this Agreement.
  In addition, Perry's shall pay Consultant a per diem amount of $300. The term of this Agreement shall be for three (3) years from the date hereof.

   2. Method of Exercise. Each exercise of an option granted hereunder, shall be by means of a notice of exercise (the "Notice of Exercise") delivered to Perry's specifying the number of Option Shares to be purchased. Within five (5) days of receiving the Notice of Exercise, the Company shall schedule a closing, which shall be no more than five (5) days later. At the closing, the Company shall deliver the Option Shares to the Consultant with the appropriate transfer documents and Consultant shall pay to the Company the full purchase price of such exercised Option Shares either in cash or by check payable to the order of "Perry's Majestic Beer, Inc." All Option Shares issued pursuant to such option shall be fully paid and nonassessable and shall not be subject to any liens.

   3. Stockholder Rights. Neither the Consultant nor any other person legally entitled to exercise the Option shall be entitled to any of the rights or privileges of a stockholder of the Company with respect to any common shares issuable upon any exercise of the Option unless and until the Option is exercised.

   4. Consultant's Obligations. From time to time the Consultant agrees to provide Perry's with such consulting services as requested by Perry's in connection with financial management, accounting controls, inventory management, product costing and other general consulting as required by the Company.

   5. Confidential Information Consultant acknowledges that all information, documents, customer lists, patents, trademarks, copyrights, materials, specifications, business strategies or any other ideas which directly relate to the business of Perry's (referred to herein as "Confidential Information") whether prepared or generated by Consultant, or Perry's pursuant to this Agreement or otherwise in the possession or knowledge of Consultant prior to the date hereof or coming into possession or knowledge of Consultant during the term of this Agreement shall be the exclusive, confidential property of Perry's, except to the extent expressly authorized in writing by Perry's for dissemination. From the date of this Agreement through and including the twenty-fourth month following the termination of this Agreement or any extension thereof (the "Restricted Period"), Consultant shall not disclose any of such Confidential Information to any third party without the prior written consent of Perry's and shall take all reasonable steps and actions necessary to maintain the confidentiality of such Confidential Information.

   6. Status as Independent Contractor. Consultant's engagement pursuant to this Agreement shall be as independent contractor and not as an employee, officer or other agent of Perry's. Neither party to this Agreement shall represent or hold itself out to be the employer or employee of the other. Consultant further acknowledges that the compensation provided herein is a gross amount of compensation and that Perry's will not withhold from such compensation any amounts respective income taxes, social security payments or any other payroll taxes. All such income taxes and payments shall be made or provided for by Consultant and Perry's shall have no responsibility or duties regarding such matters.

   7. Miscellaneous. This Agreement shall be governed by and construed in accordance with the internal laws of the State of New York, without regard to principles of conflicts of law, and the parties irrevocably agree to submit any controversy or claim arising out of or relating to this Agreement to binding arbitration conducted in the State of New York, City of New York, in accordance with the rules of the American Arbitration Association in New York City. This Agreement may be executed simultaneously in counterparts, each of which will be deemed to be an original but all of which together will constitute one and the same instrument. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect. This Agreement contains the entire understanding of the parties hereto with respect to its subject matter. This Agreement may be amended only by a written instrument duly executed by the parties.

   If this Agreement accurately reflects your understanding of our agreement, kindly sign the enclosed copy of this letter on the space provided below and return it to me at your earliest convenience.

                              Very truly yours,


                              PERRY'S MAJESTIC BEER, INC.


                              /s/ Robert Sipper
                              Robert Sipper
                              President


Agreed to and Accepted as of
the Date First Written Above:

THE FALCON MANAGEMENT COMPANY, INC.


/s/ Robert Schildkraut
Robert Schildkraut

                       AMENDMENT NO.1 TO CONSULTING AGREEMENT

   This Amendment No.1 to that certain Consulting Agreement (this "Amendment"), dated January 1, 1997, by and between Perry's Majestic Beer, Inc., a Delaware corporation (the "Company"), and Hartley T. Bernstein (the "Consultant").

                               W I T N E S S E T H :

   WHEREAS, the Company and the Consultant entered into that certain Consulting Agreement dated January 1, 1997 (the "Agreement"); and

   WHEREAS, the Company and the Consultant desire to amend the Agreement to effect the changes provided for herein.

   NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

   1. Effective as of the date hereof, the Agreement is hereby amended by extending the term of the Agreement by one (1) additional year in consideration for the issuance of options to purchase 100,000 shares of the Company's Common Stock, par value $.0001 per share (the "Options"). Such Options shall be exercisable immediately, in whole or in part, for a period of five (5) years from the date hereof, at an exercise price of $.875 per share.

   2. This Amendment shall be governed by and construed in accordance with the laws of the State of New York, without regard to principles of conflicts of law.

   3. Except as otherwise specifically set forth herein, all of the terms and provisions of the Existing Agreement shall remain in full force and effect.

      IN WITNESS WHEREOF, the parties have executed this Amendment this 4th day of June, 1997.




                                    PERRY'S MAJESTIC BEER, INC.


                                    By: /s/ Robert Sipper
                                            Name:Robert Sipper
                                            Title:President

                                        /s/ Hartley T. Bernstein
                                            Hartley T. Bernstein