Form 10QSB
period 1997-06-30
PERRYS MAJESTIC BEER INC
filed 1997-08-14
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     June 30, 1997    Commission File Number       0-21079

                           PERRY'S MAJESTIC BEER, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                      11-3314168
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            38 West 32nd Street, Suite 801
            New York, New York                                 10001
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:             (212) 564-2260
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

                              Yes   X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 1997 was 3,708,335

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



                                                              Page to Page
Item 1.  Financial Statements

   Balance Sheet as of June 30, 1997 [Unaudited]............... 1.....

   Statements of Operations for the three months ended
   June 30, 1997 and 1996 [Unaudited].......................... 2.....

   Statement of Stockholders' Equity for the three months ended
   June 30, 1997 [Unaudited]................................... 3.....

   Statements of Cash Flows for the three months ended
   June 30, 1997 and 1996 [Unaudited].......................... 4.....

   Notes to Financial Statements [Unaudited]................... 5..... 12

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations...................13......15

Signature......................................................16......





                         . . . . . . . . . . . . . . .

Item 1:

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


BALANCE SHEET AS OF JUNE 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------


Assets:
Current Assets:
  Cash and Cash Equivalents                                         $ 1,011,748
  Accounts Receivable - Net                                             214,128
  Accounts Receivable - Related Party                                     5,072
  Inventory                                                              88,264
  Prepaid Rent                                                            1,220
                                                                    -----------

  Total Current Assets                                                1,320,432

Property and Equipment - Net                                             90,151
                                                                    -----------

Other Assets:
  Goodwill - [Net of Accumulated Amortization of $101,109]              412,221
  Other Intangible Assets - Net                                         232,814
  Other Assets                                                           19,710
                                                                    -----------

  Total Other Assets                                                    664,745

  Total Assets                                                      $ 2,075,328
                                                                    ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                  $    97,383
  Accrued Expenses                                                       37,364
  Payroll Taxes Payable                                                  17,193
                                                                    -----------

  Total Current Liabilities                                             151,940

Commitments and Contingencies [14]                                           --

Stockholders' Equity:
  Preferred  Stock,  $.001 Par Value Per Share,
  15,000,000  Blank Check  Shares Authorized,
  Convertible  Class A - Issued and  Outstanding,
  500,000 Shares; Non-Convertible  Class B - Issued
  7,000,000  Shares  [Aggregate  Liquidation Preferences
  $170,000]                                                               7,500

  Common Stock - $.0001 Par Value, Authorized 25,000,000 Shares,
  Issued and Outstanding, 3,708,335 Shares                                  370

  Additional Paid-in Capital                                          7,231,277

  Retained Earnings [Deficit]                                        (1,149,509)

  Total                                                               6,089,638
  Less: Deferred Compensation                                        (2,166,250)
        Treasury Stock [7,000,000 Shares of Non-Convertible
        Class B Preferred]                                           (2,000,000)
                                                                    -----------
Total Stockholders' Equity                                            1,923,388
                                                                    -----------
  Total Liabilities and Stockholders' Equity                        $ 2,075,328
                                                                    ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                           Three months ended
                                                                June 30,
                                                          1 9 9 7       1 9 9 6
                                                          -------       -------

Sales - Net                                            $  298,325   $   255,293

Cost of Goods Sold                                        234,344       209,341
                                                       ----------   -----------

  Gross Profit                                             63,981        45,952
                                                       ----------   -----------

Selling, General and Administrative Expenses:
  Selling, Advertisement and Promotion                     44,314            --
  General and Administrative Expenses                     151,355        41,594
  Amortization of Deferred Compensation                   146,250            --
  Amortization of Goodwill and Distribution Rights         36,614            --
                                                       ----------   -----------

  Total Selling, General and Administrative Expenses      378,533        41,594
                                                       ----------   -----------

Loss on Related Party Receivable                          149,743            --
                                                       ----------   -----------

  [Loss] Income from Operations                          (464,295)        4,358
                                                       ----------   -----------

Other [Income] Expense:
  Interest Expense                                             --         4,952
  Interest Income                                         (13,077)       (1,184)
                                                       ----------   -----------

  Other [Income] Expense - Net                            (13,077)        3,768
                                                       ----------   -----------

  [Loss] Income Before Income Taxes                      (451,218)          590

Provision for Income Taxes                                     --            --
                                                       ----------   -----------

  Net [Loss] Income                                    $ (451,218)  $       590
                                                       ==========   ===========

  Weighted Average Number of Shares                     3,708,335     3,000,000
                                                       ==========   ===========

  Net [Loss] Income Per Share                          $    (0.12)  $        --
                                                       ==========   ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


STATEMENTS OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------


                                                                                                   Unrealized
                                                                                                     Holding
                                                                                                   [Loss] on
                                                                Additional  Retained                Available              Total
                               Preferred Stock     Common Stock  Paid-in    Earnings     Deferred   For Sale  Treasury Stockholders'
                               Shares   Amount   Shares  Amount  Capital    [Deficit] Compensatio  Investment  Stock       Equity

  Balance - April 1, 1997     7,500,000 $ 7,500 3,708,335 $370 $7,331,277 $  (698,291) $(2,312,500)(568,560)        --   $3,759,796

Exchange of Promissory Note
  Receivable for 7,000,000
  Shares of Series B Pfd
  of the Company [7]                 --      --        --   --   (100,000)        --           --   568,560  (2,000,000) (1,531,440)

Amortization of Deferred
  Compensation                       --      --        --   --         --         --      146,250        --         --      146,250

Net [Loss] for the three
  months ended June 30, 1997          --      --        --   --         --    (451,218)         --        --        --     (451,218)
                              ---------  ------  -------- ----  --------    ---------    ---------    -----  ---------   ---------

  Balance - June 30, 1997     7,500,000 $ 7,500  3,708,33 $370 $7,231,27  $(1,149,509) $(2,166,250)      --$ (2,000,000)  1,923,388
                              =========  ======  ======== ====  ========   ==========   ==========    =====   =========   =========



The Accompanying Note are an Integral Part of These Financial Statements.

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                            Three months ended
                                                                  June 30,
                                                            1 9 9 7     1 9 9 6
                                                            -------     -------

  Net Cash - Operating Activities                      $ (314,306)  $   (86,184)
                                                       ----------   -----------

Investing Activities:
  Purchase of Kegs                                        (41,438)           --
  Purchase of Furniture and Fixtures                      (20,070)           --
  Payments for Label and Packaging Design                 (30,373)           --
  Payments for Post Road Brand                             (3,268)           --
  Loan to Bev-Tyme, Inc.                                       --       (75,000)
                                                       ----------   -----------

  Net Cash - Investing Activities                         (95,149)      (75,000)
                                                       ----------   -----------

Financing Activities:
  Proceeds from Sale of Preferred Stock to Bev-Tyme, In        --        75,000
  Loan Receivable from Bev-Tyme, Inc.                    (100,000)           --
  Proceeds from Sale of Common Stock - Stock Subscription      --         4,800
  Proceeds from Bridge Loans                                   --        60,000
                                                       ----------   -----------

  Net Cash - Financing Activities                        (100,000)      139,800
                                                       ----------   -----------

  Net [Decrease] in Cash and Cash Equivalents            (509,455)      (21,384)

Cash and Cash Equivalents - Beginning of Periods        1,521,203        60,200
                                                       ----------   -----------

  Cash and Cash Equivalents - End of Periods           $1,011,748   $    38,816
                                                       ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the periods for:
   Interest                                            $       --   $        --
   Income Taxes                                        $       --   $        --

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   On June 13, 1997, the Company converted a promissory note receivable from Bev-Tyme, Inc. ["Bev-Tyme"] for $100,000, in consideration for 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme. Treasury stock of $2,000,000 was recorded and the unrealized loss and investment in Bev-Tyme eliminated. As a result of this transaction, Perry's is no longer a subsidiary of Bev-Tyme effective July 1, 1997 for accounting purposes.




The Accompanying Notes are an Integral Part of These Financial Statements.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------



[1] Organization and Nature of Business

Perry's Majestic Beer, Inc., a Delaware corporation [the "Company" or "Perry's"], was formed in December 1995. The Company's main office is in New York, New York. There were no revenue or expense activities through March 31, 1996. The Company became a subsidiary of Bev-Tyme, Inc. as of March 29, 1996 and ceased as a subsidiary on June 13, 1997 [See Note 7]. In March of 1996, the Company entered into an agreement to acquire Riverosa Company, Inc. which was formed November 1993, and began marketing and selling throughout the metropolitan New York City area microbrewed organic beer under the trade name Perry's Majestic Beer [See Note 6].

During the year ended March 31, 1997, Perry's has continued to expand by purchasing Old Marlborough Brewing Company, Inc.'s Post Road Microbeer brand and other assets, and Orchard Annie, Inc., a manufacturer of natural applesauce. Post Road brand beer is distributed in Massachusetts and Rhode Island [See Note 6].

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

[C] Basis of Reporting - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary in order to make the interim financial statements not misleading.

[D] Goodwill - Amounts paid in excess of the estimated value of net assets acquired of Riverosa and Old Marlborough are charged to goodwill. Goodwill relates to revenues the Company anticipates realizing in future years. The Company has decided to amortize its goodwill over a period of up to five years under the straight-line method. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company will also evaluate whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from acquired assets or businesses. Impairment is recognized if the carrying value of goodwill is less than the projected undiscounted cash flow from the acquired assets or business.

[E] Inventories - Inventories are stated at the lower of cost or market. Cost, which includes purchases, freight, raw materials, direct labor and factory overhead, is determined on the first-in, first-out basis.

[F] Property and Equipment - Property and equipment are stated at cost and are depreciated over its estimated useful life of 3 to 5 years. Depreciation is calculated using the straight-line method.

[G] Advertising Expense - Advertising costs are expensed as used in promotional programs with new distributors and customers and adjusted to actual at year end. For the three months ended June 30, 1997 advertising costs were approximately $11,737.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

[H] Intangibles - The Company has acquired various intangible assets. The Company amortizes intangible assets over 5 years under the straight-line method [See Note 5].

[I] Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions located in the New York metropolitan area.

The Company maintains cash and cash equivalent balances at a financial institution in New York. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1997, the Company's uninsured cash balance totaled approximately $820,000.

The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company established an allowance for doubtful accounts at June 30, 1997 of $4,000. The Company believes any credit risk beyond this amount would be negligible.

With respect to purchases of inventory for the three months ended June 30, 1997, the Company purchased inventory from two suppliers which comprised approximately 83% of the Company's total cost of sales. The Company believes there are other suppliers available to meet the Company's needs.

As of June 30, 1997, the Company distributes its products primarily through five wholesale distributors for resale to retailers. One distributor accounts for 75% of the Company's sales. Accordingly, the Company is dependent upon this distributor to sell the Company's products and to assist the Company in promoting market acceptance of, and creating demand for the Company's products. There are other distributors available to meet the Company's needs and the Company is discussing doing business with these distributors.

[J] Stock Issued to Employees - The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation" on April 1, 1996 for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" for financial reporting purposes.

[K] Revenue Recognition - Revenue is recognized at the time products are shipped and title passes.

[L] Net [Loss] Per Share - The net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Shares issuable upon the exercise of stock options granted and the effect of convertible securities are excluded from the computation because the effect on the net loss per share would be anti-dilutive.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

[M] Impairment - Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

[N] Income Taxes - The Company accounts for income tax expense and liabilities under the asset and liability method. Deferred income taxes are provided for temporary differences between financial and income tax reporting, relating principally to depreciation, deferred compensation and amortization.

[3] Inventories

The Company's inventory consists of packaging and raw materials of $88,264.

[4] Plant and Equipment and Depreciation

Plant and equipment and accumulated depreciation are as follows:

Furniture and Fixtures                         $   15,670
Warehouse Equipment                                 7,350
Kegs                                               49,832
Storage Equipment                                  19,941
Leasehold Improvements                              3,500
                                               ----------

Total - At Cost                                    96,293
Less:  Accumulated Depreciation                     6,142

  Net                                          $   90,151
  ---                                          ==========

Depreciation expense for the three months ended June 30, 1997 was $3,616.

[5] Other Intangible Assets

Other intangible assets and accumulated amortization are as follows:

                                               Accumulated
                                      Cost    Amortization      Net

Label and Packaging Design          $  98,546  $    3,408  $   95,138
Orchard Annie Concept                  67,348       3,367      63,981
Distribution Rights                    86,700      13,005      73,695
                                    ---------  ----------  ----------

  Totals                            $ 252,594  $   19,780  $  232,814
  ------                            =========  ==========  ==========

Amortization expense for the three months ended June 30, 1997 was $11,110.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------



[6] Acquisitions

[A] Riverosa - On March 29, 1996, the Company entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note was payable with interest of 8% and was paid in August of 1996 with proceeds from the Company's initial public offering. The combination is accounted for by the purchase method. Goodwill of $246,000 was recorded and will be amortized over five years under the straight-line method. Amortization of goodwill of $12,300 was recorded for the three months ended June 30, 1997.

[B] Old Marlborough Brewing Co., Inc. ["Old Marlborough"] - In September of 1996, the Company acquired Old Marlborough Brewing Co., Inc.'s Post Road microbeer brand and other assets. The Company paid $172,213, of which $35,513 was for inventory and equipment and $86,700 was to repurchase distribution rights. In February 1997, the Company issued 25,000 shares of common stock valued at approximately $214,000 as additional consideration for the acquisition of Old Marlborough. Goodwill of $264,062 was recorded and will be amortized over five years under the straight-line method. For the three months ended June 30, 1997, amortization of goodwill was $13,203.

[C] Orchard Annie, Inc. - In March 1997, Perry's entered into an agreement to acquire all of the stock of Orchard Annie, Inc., an all natural apple sauce company from an officer of the Company for approximately $67,000 in cash. Additionally, Perry's agreed to issue 50,000 shares of common stock to the same officer in connection with the sale. These shares will be issued in the second quarter of 1997 and the fair value of these shares will be allocated to intangible assets. The combination is accounted for by the purchase method. In addition, the Company agreed to pay an officer of the Company, who was also the sole shareholder of Orchard Annie, Inc., a royalty payment of $0.50 per case for each of the first 500,000 cases sold and $0.25 per case thereafter for a period of fifteen years. For the three months ended June 30, 1997, royalty expense was $1,097.

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

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------



[7] Investment - Related Party [Continued]

On April 17, 1997, the Company loaned to Bev-Tyme $100,000 in the form of a promissory note. Bev-Tyme was required to repay the entire principal plus interest on or before April 16, 1998. The Company retained the right to convert the promissory note into the 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme. On June 13, 1997, the Company converted the promissory note receivable from Bev-Tyme, Inc. ["Bev-Tyme"] for $100,000, into the 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme. Treasury stock of $2,000,000 was recorded as the stock has not been canceled and the unrealized loss and investment in Bev-Tyme has been eliminated. The 400,000 shares of Series C Preferred of Bev-Tyme and the 524,000 shares of Bev-Tyme common stock received as a dividend on the investment in Bev-Tyme are still held by Perry's and are accounted for with no value on the financial statements. As a result of the June 13, 1997 transaction, Perry's is no longer a subsidiary of Bev-Tyme, although the two companies continued to have some common management through June 30, 1997 [See Note 16]. However, for accounting purposes Perry's was treated as a subsidiary of Bev-Tyme through June 30, 1997.

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

The major components of deferred income tax assets and liabilities are as follows:

                                                 March 31,
                                                  1 9 9 7
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
  -----------------------------                 =========

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
------------------------------------------------------------------------------



[8] Income Taxes [Continued]

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

[C] In June of 1997, the Board of Directors issued 500,000 options for common stock to certain officers, directors and consultants for future services at an exercise price of $0.875 share, which represents fair market value at the time of issuance.

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

[12] New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]
------------------------------------------------------------------------------



[12] New Authoritative Pronouncements [Continued]

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

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income."
SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

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

During February 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements through 2001. As a result of this agreement, deferred compensation of $2,000,000 was recorded and related amortization of $118,750 was expensed for the three months ended June 30, 1997.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
------------------------------------------------------------------------------



[14] Commitments and Contingencies [Continued]

[B] Consulting Agreements - In February 1997, Perry's issued 200,000 shares of Perry's common stock to a consultant for services to be performed over the next three years. On June 4,1997, this agreement was amended extending the period of service one additional year. This agreement was valued at $450,000 and recorded as deferred compensation. Amortization of $27,500 was recorded as amortization expense for the three months ended June 30, 1997.

[C] Royalty Agreements - In connection with the acquisition of Orchard Annie, Inc., the Company has agreed to pay a royalty payment of $0.50 per case for each of the first 500,000 cases sold and $0.25 per case thereafter for a period of fifteen years. Royalty expense of $1,097 was recorded for the three months ended June 30, 1997.

[D] Consulting Agreement - On May 23, 1997, the Company entered into a consulting agreement whereby the Consultant agrees to provide the Company with consulting services in connection with financial management and other general consulting as required by the Company. In consideration for these services, the Company issued in June of 1997 an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.875 per share. In addition, the agreement also calls for a per diem payment of $300.

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

[B] Rent expense for the three months ended June 30, 1997 was $1,500. Rent of $750 was paid on a monthly basis to an officer of the Company for use of office space. This arrangement was terminated in June of 1997.

[C] Rental Agreement - In May of 1997, the Company entered into a three year lease for office space with monthly rent of $1,200.

[16] Subsequent Events

On July 7, 1997, Robert J. Sipper resigned as President and Chief Financial Officer of Bev-Tyme, Inc. as well as resigning as Vice President and Chief Operating Officer of Mootch and Muck, Inc. Subsequently, Mr. Sipper resigned from the Bev-Tyme Board of Directors.





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

Bev-Tyme, Inc. ["Bev-Tyme"], the Company's former controlling shareholder and parent, through its wholly owned subsidiary, is the distributor for Perry's in New York City. Besides Robert J. Sipper, who is the President and Chief Executive Officer of Bev-Tyme, Inc. it is not anticipated that any other employees of Bev-Tyme or its subsidiaries will be involved with the Company's operations. It is anticipated that the two companies will be run independently of each other. As of July 7, 1997, Robert J. Sipper resigned as President, Chief Financial Officer and a member of the Board of Directors of Bev-Tyme, Inc. and also resigned as Vice President and Chief Operating Officer of Mootch and Muck, Inc.

The Board of Directors of Perry's consist of three people, two of whom have no interest [not an employee, officer or director] in Bev-Tyme. Accordingly, all potential conflicts of interest shall be decided by an impartial Board.

RESULTS OF OPERATIONS

The Company had a loss from operations of $464,295 and a net loss of $451,218 for the three months ended June 30, 1997. The Company had income from operations of $4,358 and net income of $590 for the three months ended June 30, 1996. The loss from operations in the three month period ended June 30, 10997 was primarily due to the general and administrative expenses and amortization of deferred compensation. For the three months ended June 30, 1996, the Company had just begun its operations and incurred minimal selling, general and administrative expenses.

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



RESULTS OF OPERATIONS [CONTINUED]

The net sales for the Company for the three months ended June 30, 1997 were $298,325 as compared to $255,293 for the three months ended June 30, 1996. The Company believes its distributor base will increase during 1997 and 1998. The Company intends to introduce at least two new style beers within the next twelve months and launch its newly acquired brand Quigley's all natural applesauce. The Company began shipping its Quigley's products in June 1997. Emphasis will be placed on building sales volume in bars and restaurants as well as retail and supermarket outlets. The Company will attempt to increase its distribution base by adding new distributors throughout the United States and by designing targeted incentive and price promotions.

The Company had a gross profit of $63,981 as compared to a gross profit of $45,952 for the three months ended June 30, 1997 and 1996, respectively.

The Company's selling, general and administrative expenses for the three months ended June 30, 1997 and 1996 were $378,533 and $41,594, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Perry's had working capital at June 30, 1997 of $1,168,492. For the three months ended June 30, 1997, the Company utilized $314,306 in cash for operating activities as compared to $86,184 for the three months ended June 30, 1996. The increase is primarily due to the Company's net loss of $451,218. The Company utilized $95,149 in cash for investing activities for the purchase of kegs, furniture and equipment and for label and packaging design for new beer styles. The Company utilized $100,000 in cash for financing activities for the three months ended June 30, 1997 for a loan to Bev-Tyme on April 13, 1997 and the subsequent reacquisition of the Company's 7,000,000 non-convertible Class B Preferred Stock, as settlement in full of the promissory note, on June 13, 1997.

In April of 1996 and as amended in March 1997, the Company entered into a five [5] year employment agreement with Mark Butler pursuant to which Mr. Butler serves as the Company's Vice President of Sales. The agreement provides for Mr. Butler to receive a salary of $25,000 per annum until the closing of the initial public offering and thereafter $50,000 per annum until November 1, 1996 and thereafter $75,000 per annum until March 1997, and thereafter $110,000 per annum. In addition, on each of March 31, 1998, and March 31, 1999, the Company has agreed to grant Mr. Butler an option to purchase 100,000 shares of common stock exercisable at fair market value on the date of issuance.

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

During February 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements through 2001. In February 1997, Perry's issued 200,000 shares of Perry's common stock to a consultant for services to be performed over the next three years. On June 4,1997, this agreement was amended extending the period of service one additional year. This agreement was valued at $450,000 and recorded as deferred compensation. Amortization of $27,500 was recorded as amortization expense for the three months ended June 30, 1997.

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




LIQUIDITY AND CAPITAL RESOURCES [CONTINUED]

In August of 1996, the Company entered into a letter of intent to acquire a brewery for $50,000. In September 1996, the Company finalized its acquisition of the assets of Old Marlborough Brewing Company, Inc. The total purchase price was $85,531 of which $35,513 was for inventory and equipment. In addition, the Company paid $86,700 to repurchase distribution Rights for Post Road. In February 1997, the Company issued 25,000 shares of common stock valued at approximately $214,000 as additional consideration for the acquisition of Old Marlborough.

During February 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements through 2001. In February 1997, Perry's issued 200,000 shares of Perry's common stock to a consultant for services to be performed over the next three years. On June 4,1997, this agreement was amended extending the period of service one additional year. This agreement was valued at $450,000 and recorded as deferred compensation. Amortization of $27,500 was recorded as amortization expense for the three months ended June 30, 1997.

In March 1997, Perry's entered into an agreement to acquire all of the stock of Orchard Annie, Inc., an all natural apple sauce company from an officer of the Company for approximately $67,000 in cash. Additionally, Perry's agreed to issue 50,000 shares of common stock to the same officer in connection with the sale. These shares will be issued in the second quarter of 1997 and the fair value of these shares will be allocated to intangible assets. The combination is accounted for by the purchase method. In addition, the Company agreed to pay an officer of the Company, who was also the sole shareholder of Orchard Annie, Inc., a royalty payment of $0.50 per case for each of the first 500,000 cases sold and $0.25 per case thereafter for a period of fifteen years. For the three months ended June 30, 1997, royalty expense was $1,097.

On May 23, 1997, the Company entered into a consulting agreement whereby the Consultant agrees to provide the Company with consulting services in connection with financial management and other general consulting as required by the Company. In consideration for these services, the Company issued in June of 1997 an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.875 per share. In addition, the agreement also calls for a per diem payment of $300.

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

NEW AUTHORITATIVE PRONOUNCEMENTS

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS
No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



NEW AUTHORITATIVE PRONOUNCEMENTS [CONTINUED]

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

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income."  SFAS
No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

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


                                       PERRY'S MAJESTIC BEER, INC.




August 14, 1997                 By:/s/ Robert J. Sipper
                                   --------------------
                                   Robert J. Sipper, President, Chief Executive
                                     Officer, Chief Financial Officer and Chief
                                     Principal Accounting Officer