Form 10QSB
period 1997-09-30
PERRYS MAJESTIC BEER INC
filed 1997-11-13
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     September 30, 1997    Commission File Numbe    0-21079

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

                              Yes   X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 1997 was 3,708,335

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



                                                              Page to Page
Item 1.  Financial Statements

   Balance Sheet as of September 30, 1997 [Unaudited].......... 1.....

   Statements of Operations for the three and six months ended
   September 30, 1997 and 1996 [Unaudited]..................... 2.....

   Statement of Stockholders' Equity for the six months ended
   September 30, 1997 [Unaudited].............................. 3.....

   Statements of Cash Flows for the six months ended
   September 30, 1997 and 1996 [Unaudited]..................... 4.....

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

Signature......................................................16......





                         . . . . . . . . . . . . . . .

Item 1:

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


BALANCE SHEET AS OF SEPTEMBER 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------


Assets:
Current Assets:
  Cash and Cash Equivalents                                         $   843,593
  Accounts Receivable - Net                                             116,825
  Inventory                                                             132,908
  Prepaid Insurance                                                       9,079
                                                                    -----------

  Total Current Assets                                                1,102,405

Property and Equipment - Net                                             90,258
                                                                    -----------

Other Assets:
  Goodwill - [Net of Accumulated Amortization of $128,349]              385,081
  Other Intangible Assets - Net                                         259,320
  Other Assets                                                           20,943
                                                                    -----------

  Total Other Assets                                                    665,344
  Total Assets                                                      $ 1,858,007
                                                                    ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                  $   127,730
  Accrued Expenses                                                       25,137
  Payroll Taxes Payable                                                  12,215
                                                                    -----------

  Total Current Liabilities                                             165,082

Commitments and Contingencies [14]                                           --

Stockholders' Equity:
  Preferred  Stock,  $.001 Par Value Per Share,  15,000,000
  Blank Check  Shares  Authorized,  Convertible  Class A -
  Issued and  Outstanding,  500,000 Shares; Non-Convertible
  Class B - Issued  7,000,000  Shares  [Aggregate  Liquidation
  Preferences $170,000]                                                   7,500

  Common Stock - $.0001 Par Value, Authorized 25,000,000 Shares,
   Issued and Outstanding, 3,708,335 Shares                                 370

  Additional Paid-in Capital                                          7,231,277

  Retained Earnings [Deficit]                                        (1,526,222)

  Total                                                               5,712,925
  Less: Deferred Compensation                                        (2,020,000)
        Treasury Stock [7,000,000 Shares of Non-Convertible
        Class B Preferred]                                           (2,000,000)

  Total Stockholders' Equity                                          1,692,925

  Total Liabilities and Stockholders' Equity                        $ 1,858,007
                                                                    ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                        Three months ended         Six months ended
                                           September 30,             September 30,
                                           -------------             -------------
                                       1 9 9 7      1 9 9 6      1 9 9 7       1 9 9 6
                                       -------      -------      -------       -------

Sales - Net                          $   148,726  $   154,125   $  447,051   $   409,418

Cost of Goods Sold                        99,214      117,797      333,558       327,138
                                     -----------  -----------   ----------   -----------

  Gross Profit                            49,512       36,328      113,493        82,280
                                     -----------  -----------   ----------   -----------

Selling, General and Administrative
  Expenses:
  Selling, Advertisement and
   Promotion                               51,057           --       95,371            --
  General and Administrative
   Expenses                               199,200       75,539      350,555       117,133
  Amortization of Deferred
   Compensation                           146,250           --      292,500            --
  Amortization of Goodwill and
   Distribution Rights                     41,048        8,200       77,662         8,200
                                      -----------  -----------   ----------   -----------

  Total Selling, General and
   Administrative Expenses               437,555        83,739      816,088       125,333
                                     -----------   -----------   ----------   -----------

Loss on Related Party Receivable              --            --      149,743            --
                                     -----------   -----------   ----------   -----------

  [Loss] Income from Operations         (388,043)      (47,411)    (852,338)      (43,053)
                                     -----------   -----------   ----------   -----------

Other [Income] Expense:
  Interest Expense                            --         2,046           --         6,998
  Interest Income                        (11,330)       (1,154)     (24,407)       (2,338)
                                     -----------   -----------   ----------   -----------

  Other [Income] Expense - Net           (11,330)          892      (24,407)        4,660
                                     -----------   -----------   ----------   -----------

  [Loss] Income Before Income
   Taxes                                (376,713)      (48,303)    (827,931)      (47,713)

Provision for Income Taxes                    --            --           --            --
                                     -----------   -----------   ----------   -----------

  Net [Loss] Income                  $  (376,713)$     (48,303)  $ (827,931)  $   (47,713)
                                     ===========   ===========   ==========   ===========

  Weighted Average Number of
   Shares                              3,708,335     2,855,073    3,708,335     2,678,507
                                     ===========   ===========   ==========   ===========

  Net [Loss] Income Per Share        $      (.10)  $      (.02)        (.22)         (.02)
                                     ===========   ===========   ==========   ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------


                                                                                                    Unrealized
                                                                                                     Holding
                                                                                                    [Loss] on
                                                                Additional  Retained                Available              Total
                                Preferred Stock   Common Stock   Paid-in    Earnings    Deferred    For Sale  Treasury Stockholders'
                                Shares   Amount   Shares Amount  Capital    [Deficit] Compensation Investment    Stock     Equity

Balance - April 1, 1997       7,500,000  $7,500 3,708,335 $370 $7,331,277   $(698,291) $(2,312,500) (568,560)         -- $3,759,796

Exchange of Promissory Note
 Receivable for 7,000,000
 Shares of Series B
 Preferred of the Company [7]        --      --        --   --   (100,000)         --           --   568,560  (2,000,000)(1,531,440)

Amortization of Deferred
  Compensation                       --      --        --   --         --          --      292,500        --           --   292,500

Net [Loss] for the six months
  ended September 30, 1997           --      --        --   --         --    (827,931)          --        --           --  (827,931)
                              ---------  ------ --------- ---- ---------- -----------  -----------  -------- ------------ ---------

Balance - September 30, 1997  7,500,000  $7,500 3,708,335 $370 $7,231,277 $(1,526,222) $(2,020,000)       -- $(2,000,000)$1,692,925
                              =========  ====== ========= ==== ========== ===========  ===========  ======== =========== ==========



The Accompanying Note are an Integral Part of These Financial Statements.

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Six months ended
                                                                 September 30,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

  Net Cash - Operating Activities                          $ (436,349)  $  (202,877)
                                                           ----------   -----------

Investing Activities:
  Purchase of Kegs                                            (41,470)           --
  Purchase of Furniture and Fixtures                          (25,835)           --
  Payments for Label and Packaging Design                     (70,688)           --
  Payments for Post Road Brand                                 (3,268)           --
  Acquisition of Old Marlborough Brewing                           --      (160,513)
  Riverosa Acquisition                                             --      (100,000)
  Loan to Bev-Tyme, Inc.                                           --       (75,000)
  Repayment of Loan to Bev-Tyme                                    --        75,000
                                                           ----------   -----------

  Net Cash - Investing Activities                            (141,261)     (260,513)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Sale of Preferred Stock to Bev-Tyme, Inc.          --        75,000
  Loan Receivable from Bev-Tyme, Inc.                        (100,000)           --
  Proceeds from Sale of Common Stock - Stock Subscription          --         4,800
  Proceeds from Bridge Loans                                       --        60,000
  Payment of Bridge Loan Obligation                                --      (150,000)
  Proceeds of Public Offering - Net of Offering Costs              --     2,475,086
                                                           ----------   -----------

  Net Cash - Financing Activities                            (100,000)    2,464,886
                                                           ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalents       (677,610)    2,001,496

Cash and Cash Equivalents - Beginning of Periods            1,521,203        60,200
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $  843,593   $ 2,061,696
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the periods for:
   Interest                                                $       --   $     6,998
   Income Taxes                                            $       --   $        --

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   On June 13, 1997, the Company converted a promissory note receivable from Bev-Tyme, Inc. ["Bev- Tyme"] for $100,000, in consideration for 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme. Treasury stock of $2,000,000 was recorded and the unrealized loss and investment in Bev- Tyme eliminated. As a result of this transaction, Perry's is no longer a subsidiary of Bev-Tyme effective July 1, 1997 for accounting purposes. As a corporation, it was a separate legal entity even when it was a subsidiary.




The Accompanying Notes are an Integral Part of These Financial Statements.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------



[1] Organization and Nature of Business

Perry's Majestic Beer, Inc., a Delaware corporation [the "Company" or "Perry's"], was formed in December 1995. The Company's main office is in New York, New York. There were no revenue or expense activities through March 31, 1996. The Company became a subsidiary of Bev-Tyme, Inc. as of March 29, 1996 and ceased as a subsidiary on June 13, 1997 [See Note 7]. In March of 1996, the Company entered into an agreement to acquire Riverosa Company, Inc. which was formed November 1993, and began marketing and selling throughout the metropolitan New York City area microbrewed organic beer under the trade name Perry's Majestic Beer. Perry's Majestic is distributed in New York City, North Carolina, Ohio and Florida [See Note 6].

During the year ended March 31, 1997, Perry's has continued to expand by purchasing Old Marlborough Brewing Company, Inc.'s Post Road Microbeer brand and other assets, and Orchard Annie, Inc., a manufacturer of natural applesauce and applesauce blends. Post Road brand beer is distributed in Massachusetts, Rhode Island, Connecticut and Maine [See Note 6].

Perry's is no longer a subsidiary of Bev-Tyme, although the two companies continued to have some common management through July 17, 1997. However, for accounting purposes Perry's was treated as a subsidiary of Bev-Tyme through June 30, 1997. As a corporation, it was a separate legal entity even when it was a subsidiary.

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

[E] Inventories - Inventories are stated at the lower of cost or market. Cost, which includes purchases, freight and packaging, raw materials, direct labor and factory overhead, and finished products is determined on the first-in, first-out basis.

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

[G] Advertising Expense - Advertising costs are expensed as used in promotional programs with new distributors and customers and adjusted to actual at year end. For the six months ended September 30, 1997, advertising costs were approximately $37,450.

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

The Company maintains cash and cash equivalent balances at a financial institution in New York. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 1997, the Company's uninsured cash balance totaled approximately $649,000.

The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company established an allowance for doubtful accounts at September 30, 1997 of $4,000. The Company believes any credit risk beyond this amount would be negligible.

With respect to purchases of inventory for the six months ended September 30, 1997, the Company purchased inventory from one supplier which comprised approximately 85% of the Company's total cost of sales. The Company believes there are other suppliers available to meet the Company's needs.

As of September 30, 1997, the Company distributes its products primarily through fourteen wholesale distributors for resale to retailers. One distributor accounts for 76% of the Company's sales. Accordingly, the Company is dependent upon this distributor to sell the Company's products and to assist the Company in promoting market acceptance of, and creating demand for the Company's products in its territory. The Company believes there are other distributors available to meet the Company's needs and the Company is discussing doing business with these distributors who distribute in territories other than those currently covered.

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

[3] Inventories

The Company's inventory consists of raw materials, packaging and finished products of $132,908.

[4] Plant and Equipment and Depreciation

Plant and equipment and accumulated depreciation are as follows:

Furniture and Fixtures                         $   18,566
Warehouse Equipment                                10,219
Kegs                                               49,864
Storage Equipment                                  19,941
Leasehold Improvements                              3,500
                                               ----------

Total - At Cost                                   102,090
Less:  Accumulated Depreciation                    11,832

  Net                                          $   90,258
  ---                                          ==========

Depreciation expense for the six months ended September 30, 1997 was $9,304.

[5] Other Intangible Assets

Other intangible assets and accumulated amortization are as follows:

                                               Accumulated
                                      Cost    Amortization      Net

Label and Packaging Design          $ 138,861  $    9,514  $  129,347
Orchard Annie Concept                  67,348       6,735      60,613
Distribution Rights                    86,700      17,340      69,360
                                    ---------  ----------  ----------

  Totals                            $ 292,909  $   33,589  $  259,320
  ------                            =========  ==========  ==========

Amortization expense for the six months ended September 30, 1997 was $24,909.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------



[6] Acquisitions

[A] Riverosa - On March 29, 1996, the Company entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note was payable with interest of 8% and was paid in August of 1996 with proceeds from the Company's initial public offering. The combination is accounted for by the purchase method. Goodwill of $246,000 was recorded and will be amortized over five years under the straight-line method. Amortization of goodwill of $24,600 was recorded for the six months ended September 30, 1997.

[B] Old Marlborough Brewing Co., Inc. ["Old Marlborough"] - In September of 1996, the Company acquired Old Marlborough Brewing Co., Inc.'s Post Road microbeer brand and other assets. The Company paid $172,213, of which $35,513 was for inventory and equipment and $86,700 was to repurchase distribution rights. In February 1997, the Company issued 25,000 shares of common stock valued at approximately $214,000 as additional consideration for the acquisition of Old Marlborough. Goodwill of $264,062 was recorded and will be amortized over five years under the straight-line method. For the six months ended September 30, 1997, amortization of goodwill was $26,406.

[C] Orchard Annie, Inc. - In March 1997, Perry's entered into an agreement to acquire all of the stock of Orchard Annie, Inc., an all natural apple sauce company from an officer of the Company for approximately $67,000 in cash. Additionally, Perry's agreed to issue 50,000 shares of common stock to the same officer in connection with the sale. These shares will be issued in the second quarter of 1997 and the fair value of these shares will be allocated to intangible assets. The combination is accounted for by the purchase method. In addition, the Company agreed to pay an officer of the Company, who was also the sole shareholder of Orchard Annie, Inc., a royalty payment of $0.50 per case for each of the first 500,000 cases sold and $0.25 per case thereafter for a period of fifteen years. For the six months ended September 30, 1997, royalty expense was $1,591.

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

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------



[7] Investment - Related Party [Continued]

On April 17, 1997, the Company loaned to Bev-Tyme $100,000 in the form of a promissory note. Bev- Tyme was required to repay the entire principal plus interest on or before April 16, 1998. The Company retained the right to convert the promissory note into the 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme. On June 13, 1997, the Company converted the promissory note receivable from Bev-Tyme, Inc. ["Bev-Tyme"] for $100,000, into the 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme. Treasury stock of $2,000,000 was recorded as the stock has not been canceled and the unrealized loss and investment in Bev-Tyme has been eliminated. The 400,000 shares of Series C Preferred of Bev-Tyme and the 524,000 shares of Bev-Tyme common stock received as a dividend on the investment in Bev-Tyme are still held by Perry's and are accounted for with no value on the financial statements. As a result of the June 13, 1997 transaction, Perry's is no longer a subsidiary of Bev-Tyme, although the two companies continued to have some common management through July 7, 1997. However, for accounting purposes Perry's was treated as a subsidiary of Bev-Tyme through June 30, 1997.

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

[9] Stock Options

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

[C] In June of 1997, the Board of Directors issued 500,000 options for common stock to certain officers, directors and consultants for future services at an exercise price of $0.875 per share, which represents fair market value at the time of issuance.

[D] On September 23, 1997, the Board of Directors issued 300,000 options for common stock to certain officers and directors at an exercise price of $.50 per share which represents fair market value at the time of issuance.

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

During February 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements through 2001. As a result of this agreement, deferred compensation of $2,000,000 was recorded and related amortization of $237,500 was expensed for the six months ended September 30, 1997.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
------------------------------------------------------------------------------



[14] Commitments and Contingencies [Continued]

[A] Employment Agreements [Continued] - On July 7, 1997, Robert J. Sipper resigned as President and Chief Financial Officer of Bev-Tyme, Inc. as well as resigning as Vice President and Chief Operating Officer of Mootch and Muck, Inc. Subsequently, Mr. Sipper resigned from the Bev-Tyme Board of Directors.

[B] Consulting Agreements - In February 1997, Perry's issued 200,000 shares of Perry's common stock to a consultant for services to be performed over the next three years. On June 4,1997, this agreement was amended extending the period of service one additional year. This agreement was valued at $450,000 and recorded as deferred compensation. Amortization of $55,000 was recorded as amortization expense for the six months ended September 30, 1997.

[C] Royalty Agreements - In connection with the acquisition of Orchard Annie, Inc., the Company has agreed to pay a royalty payment of $0.50 per case for each of the first 500,000 cases sold and $0.25 per case thereafter for a period of fifteen years. Royalty expense of $1,591 was recorded for the six months ended September 30, 1997.

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

[B] Rent expense for the six months ended September 30, 1997 was $3,940. Rent of $750 was paid on a monthly basis to an officer of the Company for use of office space. This arrangement was terminated in June of 1997.

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

In September 1996, the Company acquired the Post Road Beer brand and other assets from the Old Marlborough Brewing Company, Inc. The Company redesigned the labels, six packs, and boxes for the existing beer style: Post Road Pale Ale. The new packaging was introduced in Massachusetts in January 1997. The Company introduced Post Road India Pale Ale in January 1997 and its first seasonal beer, Post Road Summer Brew, in April 1997. A winter seasonal beer, Post Road Snowshoe ale has been introduced in November 1997. The Post Road brand and all other Perry's brands will be managed by the existing management, with the addition of one brand manager in the New England Region. The Company expects to sign-up additional distributors over the next 6-12 months. Post Road brand beers are produced at the Catamount Brewing Company, Inc., located in White River Junction and Windsor, Vermont.

In March 1997, the Company acquired all the outstanding stock of Orchard Annie, Inc., a manufacturer of natural applesauces. The Company introduced its first four flavors of applesauce under the brand name Quigleys. Quigleys is produced by Lereoux Creek Foods, Inc., located in Hotchkiss, Colorado. The Quigleys brand will be managed by the Company's existing management. As of September 30, 1997, the Company has entered into arrangements with three brokers to sell Quigley's. Additionally, there is currently four distributors of Quigley's. The Company expects to add more distributors and brokers over the next 6-12 months.

RESULTS OF OPERATIONS

The Company had a loss from operations of $852,338 and a net loss of $827,931 for the six months ended September 30, 1997. The Company had a loss from operations of $43,053 and net loss of $47,713 for the six months ended September 30, 1996. The loss from operations in the six month period ended September 30, 1997 was primarily due to an insufficient gross profit to support the selling, general and administrative expenses of approximately $446,000 in addition to the amortization of deferred compensation of $292,500. For the six months ended September 30, 1996, the Company had just begun its operations and incurred approximately $117,000 of selling, general and administrative expenses.

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



RESULTS OF OPERATIONS [CONTINUED]

The net sales for the Company for the six months ended September 30, 1997 were $447,051 as compared to $409,418 for the six months ended September 30, 1996. Sales decreased for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 by approximately $150,000 primarily due to the Company discontinuing sales of brands not produced by the Company. Such other brands which previously had been sold by Perry's, during which period the Company was a subsidiary of Bev-Tyme, Inc., are now being sold by a former affiliate, Mootch & Muck. As of June 13, 1997, the Company only sells products it produces. The Company believes its distributor base will increase during 1997 and 1998. The Company intends to introduce at least two new style beers within the next twelve months and launch its newly acquired brand Quigley's all natural applesauce. The Company began shipping its Quigley's products in June 1997. Emphasis will be placed on building sales volume in food service and gourmet shops as well as retail and supermarket outlets. The Company will attempt to increase its distribution base by adding new distributors throughout the United States and by designing targeted incentive and price promotions.

The Company had a gross profit of $113,493 as compared to a gross profit of $82,280 for the six months ended September 30, 1997 and 1996, respectively. The Company's gross profit for the three months ended September 30, 1997 was approximately 32% as compared to a three month gross profit at June 30, 1997 of approximately 21%. This increase is primarily attributable to the Company selling its proprietary products only.

The Company's selling, general and administrative expenses for the six months ended September 30, 1997 and 1996 were $816,088 and $125,739, respectively. Selling, general and administrative expenses for the six months ended September 30, 1997 increased approximately 16% over the prior six months ended.
This increase was primarily due to increased promotional activities.

For  the  three  months  ended   September   30,  1997   selling,   general  and
administrative expenses increased approximately $50,000 over the three months ended June 30, 1997. This was primarily attributable to

LIQUIDITY AND CAPITAL RESOURCES

Perry's had working capital at September 30, 1997 of $937,323. For the six months ended September 30, 1997, the Company utilized $436,349 in cash for operating activities as compared to $202,877 for the six months ended September 30, 1996. The use of cash for operations is primarily due to the Company's net loss of $827,931. The Company utilized $141,261 in cash for investing activities for the purchase of kegs, furniture and equipment and for label and packaging design for new beer styles. The Company utilized $100,000 in cash for financing activities for the six months ended September 30, 1997 for a loan to Bev-Tyme on April 13, 1997 and the subsequent reacquisition of the Company's 7,000,000 non-convertible Class B Preferred Stock, as settlement in full of the promissory note, on June 13, 1997.

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

During February 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements through 2001. As a result of this agreement, deferred compensation of $2,000,000 was recorded and related amortization of $237,500 was expensed for the six months ended September 30, 1997.

On July 7, 1997, Robert J. Sipper resigned as President and Chief Financial Officer of Bev-Tyme, Inc. as well as resigning as Vice President and Chief Operating Officer of Mootch and Muck, Inc. Subsequently, Mr. Sipper resigned from the Bev-Tyme Board of Directors.

During February 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements through 2001. In February 1997, Perry's issued 200,000 shares of Perry's common stock to a consultant for services to be performed over the next three years. On June 4,1997, this agreement was amended extending the period of service one additional year. This agreement was valued at $450,000 and recorded as deferred compensation. Amortization of $55,000 was recorded as amortization expense for the six months ended September 30, 1997.

In March 1997, Perry's entered into an agreement to acquire all of the stock of Orchard Annie, Inc., an all natural apple sauce company from an officer of the Company for approximately $67,000 in cash. Additionally, Perry's agreed to issue 50,000 shares of common stock to the same officer in connection with the sale. These shares will be issued in the second quarter of 1997 and the fair value of these shares will be allocated to intangible assets. The combination is accounted for by the purchase method. In addition, the Company agreed to pay an officer of the Company, who was also the sole shareholder of Orchard Annie, Inc., a royalty payment of $0.50 per case for each of the first 500,000 cases sold and $0.25 per case thereafter for a period of fifteen years. For the six months ended September 30, 1997, royalty expense was $1,591.

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

On September 23, 1997, the Board of Directors issued 300,000 options for common stock to certain officers and directors at a purchase price of $.50 which represents fair market value at the time of issuance.

The Company anticipates that its current cash position along with anticipated cash to be generated from operating activities will be sufficient to satisfy its cash requirements for at least the twelve months and enable it to market and to advertise its existing products and to expand its markets for all products throughout the United States with a primary focus on the East Coast.

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


                                       PERRY'S MAJESTIC BEER, INC.




November 13, 1997                By:/s/ Robert J. Sipper
                                    --------------------
                                    Robert J. Sipper, President, Chief Executive
                                    Officer, Chief Financial Officer and Chief
                                    Principal Accounting Officer