Form 10QSB
period 1997-12-31
PERRYS MAJESTIC BEER INC
filed 1998-02-11
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     December 31, 1997    Commission File Number    0-21079

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

                              Yes   X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 10, 1998 was 3,733,335.

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



                                                              Page to Page
Item 1.  Financial Statements

   Balance Sheet as of December 31, 1997 [Unaudited]........... 1.....

   Statements of Operations for the three and nine months ended
   December 31, 1997 and 1996 [Unaudited]...................... 2.....

   Statement of Stockholders' Equity for the nine months ended
   December 31, 1997 [Unaudited]............................... 3.....

   Statements of Cash Flows for the nine months ended
   December 31, 1997 and 1996 [Unaudited]...................... 4.....

   Notes to Financial Statements [Unaudited]................... 5..... 13

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations...................14......18

Signature......................................................19......





                         . . . . . . . . . . . . . . .

Item 1:

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


BALANCE SHEET AS OF DECEMBER 31, 1997.
[UNAUDITED]
------------------------------------------------------------------------------


Assets:
Current Assets:
  Cash and Cash Equivalents                                             $   577,321
  Accounts Receivable - Net                                                  86,478
  Inventory                                                                 175,227
  Prepaid Insurance                                                          20,255
                                                                        -----------

  Total Current Assets                                                      859,281

Property and Equipment - Net                                                 86,641
                                                                        -----------

Other Assets:
  Goodwill - [Net of Accumulated Amortization of $153,852]                  359,580
  Other Intangible Assets - Net                                             268,961
  Other Assets                                                               26,307
                                                                        -----------

  Total Other Assets                                                        654,848
                                                                        -----------
  Total Assets                                                          $ 1,600,770
                                                                        ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                      $   189,444
  Accrued Expenses                                                           19,217
  Payroll Taxes Payable                                                      12,842
                                                                        -----------

  Total Current Liabilities                                                 221,503
                                                                        -----------
Commitments and Contingencies [14]                                               --
                                                                        -----------
Stockholders' Equity:
  Preferred  Stock,  $.001 Par Value Per Share,  15,000,000  Blank
   Check  Shares Authorized,  Convertible  Class A - Issued and
   Outstanding,  500,000 Shares; Non-Convertible  Class B - Issued
   7,000,000  Shares  [Aggregate  Liquidation Preferences $170,000]           7,500

  Common Stock - $.0001 Par Value, Authorized 25,000,000 Shares,
   Issued and Outstanding, 3,733,335 Shares                                     373

  Additional Paid-in Capital                                              7,245,334

  Retained Earnings [Deficit]                                            (2,000,190)
                                                                        -----------
  Total                                                                   5,253,017
  Less: Deferred Compensation                                            (1,873,750)
        Treasury Stock [7,000,000 Shares of Non-Convertible Class
         B Preferred]                                                    (2,000,000)
                                                                        -----------
  Total Stockholders' Equity                                              1,379,267

  Total Liabilities and Stockholders' Equity                            $ 1,600,770
                                                                        ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                    Three months ended        Nine months ended
                                       December 31,              December 31,
                                       ------------              ------------
                                   1 9 9 7      1 9 9 6      1 9 9 7       1 9 9 6
                                   -------      -------      -------       -------

Sales - Net                      $   146,362 $   155,172   $  593,413   $   564,590

Cost of Goods Sold                   148,461     123,443      482,019       450,581
                                 ----------- -----------   ----------   -----------

  Gross Profit                        (2,099)     31,729      111,394       114,009
                                 ----------- -----------   ----------   -----------

Selling, General and Administrative
  Expenses:
  Selling, Advertisement and
   Promotion                          52,039          --      147,410            --
  General and Administrative
   Expenses                          245,488     140,701      596,043       257,834
  Amortization of Deferred
   Compensation                      146,250          --      438,750            --
  Amortization of Goodwill and
   Distribution Rights                36,613      13,683      114,275        21,883
                                 ----------- -----------   ----------   -----------

  Total Selling, General and
   Administrative Expenses           480,390     154,384    1,296,478       279,717
                                 ----------- -----------   ----------   -----------

Loss on Related Party Receivable          --          --      149,743            --
                                 ----------- -----------   ----------   -----------

  [Loss] from Operations            (482,489)   (122,655)  (1,334,827)     (165,708)
                                 ----------- -----------   ----------   -----------

Other [Income] Expense:
  Interest Expense                        --          --           --         6,998
  Interest Income                     (8,521)     (4,103)     (32,928)       (6,441)
                                 ----------- -----------   ----------   -----------

  Other [Income] Expense - Net        (8,521)     (4,103)     (32,928)          557
                                 ----------- -----------   ----------   -----------

  [Loss] Income Before Income
   Taxes                            (473,968)   (118,552)  (1,301,899)     (166,265)

Provision for Income Taxes                --          --           --            --
                                 ----------- -----------   ----------   -----------

  Net [Loss]                     $  (473,968)$  (118,552)  $(1,301,899) $  (166,265)
                                 =========== ===========   ===========  ===========

  Weighted Average Number of
   Shares                          3,721,377   3,583,335    3,712,698     3,311,819
                                 =========== ===========   ==========   ===========

  Net [Loss] Per Common Share
   [Basic and Diluted]           $     (0.13)$     (0.03)       (0.35)        (0.05)
                                 =========== ===========   ==========   ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------


                                                                                       Unrealized
                                                                                         Holding
                                                                                        [Loss] on
                                                          Additional Retained           Available           Total
                         Preferred Stock   Common Stock     Paid-in  Earnings  Deferred For Sale TreasuryStockholders'
                        Shares   Amount   Shares   Amount   Capital  [Deficit]CompensationInvestmentStock   Equity

 Balance - April 1, 1997     7,500,000 $7,500 3,708,335 $370  $7,331,277 $  (698,291) $(2,312,500) $(568,560)       --  $3,759,796

Exchange of Promissory Note
 Receivable for 7,000,000
 Shares of Series B
 Preferred of the Company [7]       --      --        --   --    (100,000)         --           --    568,560 (2,000,000)(1,531,440)

Amortization of Deferred
  Compensation                      --      --        --   --          --          --      438,750         --         --    438,750

Issuance of 25,000 Common Stock
  Shares [10C]                      --      --    25,000    3      14,057          --           --         --         --     14,060

Net [Loss] for the nine months
  ended December 31, 1997           --      --        --   --          --  (1,301,899)          --         --        --  (1,301,899)
                                ------  -------   ------  ---     -------  ----------      -------     ------ --------- ----------

  Balance - December 31, 1997 7,500,000 $7,500 3,733,335 $373  $7,245,334 $(2,000,190) $(1,873,750)        --$(2,000,000) $1,379,267
                             ========== ====== ========= ====  ========== ===========  ===========     ====== ============ =========



The Accompanying Notes are an Integral Part of These Financial Statements.



PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Nine months ended
                                                                 December 31,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

  Net Cash - Operating Activities                          $ (681,870)  $  (363,455)
                                                           ----------   -----------

Investing Activities:
  Purchase of Kegs                                            (41,470)           --
  Purchase of Furniture and Fixtures                          (25,835)           --
  Payments for Label and Packaging Design                     (91,439)           --
  Payments for Post Road Brand                                 (3,268)           --
  Acquisition of Old Marlborough Brewing                           --      (172,213)
  Riverosa Acquisition                                             --      (100,000)
  Loan to Bev-Tyme, Inc.                                           --       (75,000)
  Repayment of Loan to Bev-Tyme                                    --        75,000
                                                           ----------   -----------

  Net Cash - Investing Activities                            (162,012)     (272,213)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Sale of Preferred Stock to Bev-Tyme, Inc.          --        75,000
  Loan Receivable from Bev-Tyme, Inc.                        (100,000)           --
  Proceeds from Sale of Common Stock - Stock Subscription          --         4,800
  Proceeds from Bridge Loans                                       --        60,000
  Payment of Bridge Loan Obligation                                --      (150,000)
  Proceeds of Public Offering - Net of Offering Costs              --     2,475,086
                                                           ----------   -----------

  Net Cash - Financing Activities                            (100,000)    2,464,886
                                                           ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalents       (943,882)    1,829,218

Cash and Cash Equivalents - Beginning of Periods            1,521,203        60,200
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $  577,321   $ 1,889,418
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the periods for:
   Interest                                                $       --   $     6,998
   Income Taxes                                            $       --   $        --

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

   In November 1997, the Company issued 25,000 shares of common stock to an officer of the Company for past services rendered. An expense of $14,060 was recorded as a result of this transaction, which represents the fair market value of the stock at time of issuance [See Note 10C].



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

During the year ended March 31, 1997, Perry's has continued to expand by purchasing Old Marlborough Brewing Company, Inc.'s Post Road Microbeer brand and other assets, and Orchard Annie, Inc., a manufacturer of natural applesauce and applesauce blends. Post Road brand beer is distributed in Massachusetts, Rhode Island, Connecticut, Maine and Vermont [See Note 6].

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

[G] Advertising Expense - Advertising costs are expensed as used in promotional programs with new distributors and customers and adjusted to actual at year end. For the nine months ended December 31, 1997, advertising costs were approximately $77,440.

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

The Company maintains cash and cash equivalent balances at a financial institution in New York. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1997, the Company's uninsured cash balance totaled approximately $477,000.

The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company established an allowance for doubtful accounts at December 31, 1997 of $4,000. The Company believes any credit risk beyond this amount would be negligible.

With respect to purchases of inventory for the six months ended September 30, 1997, the Company purchased inventory from one supplier which comprised approximately 85% of the Company's total cost of sales. The Company believes there are other suppliers available to meet the Company's needs.

As of December 31, 1997, the Company distributes its products primarily through fourteen wholesale distributors for resale to retailers. One distributor accounts for 68.5% of the Company's sales. Accordingly, the Company is dependent upon this distributor to sell the Company's products and to assist the Company in promoting market acceptance of, and creating demand for the Company's products in its territory. The Company believes there are other distributors available to meet the Company's needs and the Company is discussing doing business with distributors who distribute in territories other than those currently covered.

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

[L] Net [Loss] Per Share - The net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Shares issuable upon the exercise of stock options granted and the effect of convertible securities are excluded from the computation because the effect on the net loss per share would be anti-dilutive. Securities that could potentially dilute basic EPS in the future are convertible preferred and exercise of options outstanding [See Notes 9 and 16].

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

[3] Inventories

The Company's inventory consists of raw materials, packaging and finished products of $175,227.

[4] Plant and Equipment and Depreciation

Plant and equipment and accumulated depreciation are as follows:

Furniture and Fixtures                         $   18,566
Warehouse Equipment                                10,219
Kegs                                               49,864
Storage Equipment                                  19,941
Leasehold Improvements                              3,500
                                               ----------

Total - At Cost                                   102,090
Less:  Accumulated Depreciation                    15,449

  Net                                          $   86,641
  ---                                          ==========

Depreciation expense for the nine months ended December 31, 1997 was $12,921.

[5] Other Intangible Assets

Other intangible assets and accumulated amortization are as follows:

                                               Accumulated
                                      Cost    Amortization      Net

Label and Packaging Design          $ 159,613  $  (12,923) $  146,690
Orchard Annie Concept                  67,348     (10,102)     57,246
Distribution Rights                    86,700     (21,675)     65,025
                                    ---------  ----------  ----------

  Totals                            $ 313,661  $  (44,700) $  268,961
  ------                            =========  ==========  ==========

Amortization expense for the nine months ended December 31, 1997 was $36,020.

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------



[6] Acquisitions

[A] Riverosa - On March 29, 1996, the Company entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note was payable with interest of 8% and was paid in August of 1996 with proceeds from the Company's initial public offering. The combination is accounted for by the purchase method. Goodwill of $246,000 was recorded and will be amortized over five years under the straight-line method. Amortization of goodwill of $36,900 was recorded for the nine months ended December 31, 1997.

[B] Old Marlborough Brewing Co., Inc. ["Old Marlborough"] - In September of 1996, the Company acquired Old Marlborough Brewing Co., Inc.'s Post Road microbeer brand and other assets. The Company paid $172,213, of which $35,513 was for inventory and equipment and $86,700 was to repurchase distribution rights. In February 1997, the Company issued 25,000 shares of common stock valued at approximately $214,000 as additional consideration for the acquisition of Old Marlborough. Goodwill of $264,062 was recorded and will be amortized over five years under the straight-line method. For the nine months ended December 31, 1997, amortization of goodwill was $39,609.

[C] Orchard Annie, Inc. - In March 1997, Perry's entered into an agreement to acquire all of the stock of Orchard Annie, Inc., an all natural apple sauce company from an officer of the Company for approximately $67,000 in cash. Additionally, Perry's agreed to issue 50,000 shares of common stock to the same officer in connection with the sale. These shares will be issued in the second quarter of 1997 and the fair value of these shares will be allocated to intangible assets. The combination is accounted for by the purchase method. In addition, the Company agreed to pay an officer of the Company, who was also the sole shareholder of Orchard Annie, Inc., a royalty payment of $0.50 per case for each of the first 500,000 cases sold and $0.25 per case thereafter for a period of fifteen years. For the nine months ended December 31, 1997, royalty expense was $1,797.

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

[C] In November 1997, the Company issued 25,000 shares of common stock to an officer of the Company for past services rendered. An expense of $14,060 was recorded as a result of this transaction, which represents the fair market value of the stock at time of issuance.

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

The FASB issued SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company has adopted SFAS No. 128 in these financial statements. Basic EPS is based on average common shares outstanding and diluted EPS include the effects of potential common stock, such as, options and warrants, if dilutive. Adoption of SFAS No. 128 is not material to the Company.

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

During February 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements through 2001. As a result of this agreement, deferred compensation of $2,000,000 was recorded and related amortization of $356,250 was expensed for the nine months ended December 31, 1997.

On July 7, 1997, Robert J. Sipper resigned as President and Chief Financial Officer of Bev-Tyme, Inc. as well as resigning as Vice President and Chief Operating Officer of Mootch and Muck, Inc. Subsequently, Mr. Sipper resigned from the Bev-Tyme Board of Directors.

[B] Consulting Agreements - In February 1997, Perry's issued 200,000 shares of Perry's common stock to a consultant for services to be performed over the next three years. On June 4,1997, this agreement was amended extending the period of service one additional year. This agreement was valued at $450,000 and recorded as deferred compensation. Amortization of $82,500 was recorded as amortization expense for the nine months ended December 31, 1997.

[C] Royalty Agreements - In connection with the acquisition of Orchard Annie, Inc., the Company has agreed to pay a royalty payment of $0.50 per case for each of the first 500,000 cases sold and $0.25 per case thereafter for a period of fifteen years. Royalty expense of $1,797 was recorded for the nine months ended December 31, 1997.

[D] Consulting Agreement - On May 23, 1997, the Company entered into a consulting agreement whereby the Consultant agrees to provide the Company with consulting services in connection with financial management and other general consulting as required by the Company. In consideration for these services, the Company issued in June of 1997 an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.875 per share. In addition, the agreement also calls for a per diem payment of $300, whenever the consultant's services are requested by the Company.

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

PERRY'S MAJESTIC BEER, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #9
[UNAUDITED]
------------------------------------------------------------------------------




[15] Leases [Continued]

[B] Rent expense for the nine months ended December 31, 1997 was $7,320. Rent of $750 was paid on a monthly basis to an officer of the Company for use of office space. This arrangement was terminated in June of 1997, when the Company moved its office to its current address.

[C] Rental Agreement - In May of 1997, the Company entered into a three year lease for office space with monthly rent of $1,200.

[16] Subsequent Event

On January 16, 1998, the Company issued 600,000 options for common stock to officers and directors of the Company at an exercise price of $0.16, which represents fair market value at date of issuance.



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

The Riverosa division currently has one style of beer available, Perry's Majestic organic beer, Ploughman's Pale Ale. The Company expects to introduce two new styles in the next six months. All beer styles of Perry's are made with organic hops and barley.

In September 1996, the Company acquired the Post Road Beer brand and other assets from the Old Marlborough Brewing Company, Inc. The Company redesigned the labels, six packs, and boxes for the existing beer style: Post Road Pale Ale. The new packaging was introduced in Massachusetts in January 1997. The Company introduced Post Road India Pale Ale in January 1997 and its first seasonal beer, Post Road Summer Brew, in April 1997. A winter seasonal beer, Post Road Snowshoe ale has been introduced in November 1997. The Post Road brand and all other Perry's brands will be managed by the existing management, with the addition of one brand manager in the New England Region. The Company expects to sign-up additional distributors over the next 6-12 months. Post Road brand beers are produced at the Catamount Brewing Company, Inc., located in White River Junction and Windsor, Vermont. The Company expects to add two new styles of beer in the next twelve months.

In March 1997, the Company acquired all the outstanding stock of Orchard Annie, Inc., a manufacturer of natural applesauces. The Company introduced its first four flavors of applesauce under the brand name Quigleys. Quigleys is produced by Lereoux Creek Foods, Inc., located in Hotchkiss, Colorado. The Quigleys brand will be managed by the Company's existing management. As of December 31, 1997, the Company has entered into arrangements with four brokers to sell Quigley's. Additionally, there is currently four distributors of Quigley's. The Company expects to add more distributors and brokers over the next 6-12 months.

RESULTS OF OPERATIONS

The Company had a loss from operations of $1,334,827 and a net loss of $1,301,899 for the nine months ended December 31, 1997. The Company had a loss from operations of $165,708 and net loss of $166,265 for the nine months ended December 31, 1996. The loss from operations in the nine month period ended December 31, 1997 was primarily due to an insufficient gross profit to support the selling, general and administrative expenses of approximately $857,700. The Company had a negative gross profit in the three month period ending December 31, 1997 which was attributable to the Company discontinuing sales of brands not produced by the Company in addition to an increase in the cost of goods sold. December 31, 1997. For the nine months ended December 31, 1996, the Company had just begun its operations and incurred approximately $280,000 of selling, general and administrative expenses.

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



RESULTS OF OPERATIONS [CONTINUED]

The net sales for the Company for the nine months ended December 31, 1997 were $593,413 as compared to $564,590 for the nine months ended December 31, 1996. Sales decreased for the three months ended December 31, 1997 compared to the three months ended December 31, 1996 by approximately $9,000. This decrease resulted from the Company's decision to discontinue sales of brands not produced by the Company while it was an affiliate of Bev-Tyme, Inc. As of June 13, 1997, the Company only sells products it produces. The Company believes its distributor base will increase during 1998. The Company intends to introduce at least two new style beers within the next twelve months and continue launching its newly acquired brand Quigley's all natural applesauce. The Company began shipping its Quigley's products in June 1997. Emphasis will be placed on building sales volume in food service and gourmet shops, vending companies, convenience stores, as well as retail and supermarket outlets. The Company will attempt to increase its distribution base by adding new distributors and brokers throughout the United States and by designing targeted incentive and price promotions.

The Company had a gross profit of $111,394 as compared to a gross profit of $114,009 for the nine months ended December 31, 1997 and 1996, respectively. The Company's gross loss for the three months ended December 31, 1997 was approximately $2,000 as compared to a three month gross profit at September 30, 1997 of approximately $50,000. This decrease is primarily attributable to an increase in the cost of goods sold resulting from an increase in production costs on Quigley's Orchard for a small emergency production.

The Company's selling, general and administrative expenses for the nine months ended December 31, 1997 and 1996 were $1,296,478 and $279,717, respectively. Selling, general and administrative expenses for the nine months ended December 31, 1997 increased approximately $1,017,000 over the prior nine months ended. This increase was primarily due to increased promotional activities.

For the three months ended December 31, 1997 selling, general and administrative expenses increased approximately $43,000 over the three months ended September 30, 1997. This was primarily attributable to the addition of an on premise salesperson in Massachusetts, the appointment of new distributors and related costs.

LIQUIDITY AND CAPITAL RESOURCES

Perry's had working capital at December 31, 1997 of $637,778. For the nine months ended December 31, 1997, the Company utilized $681,870 in cash for operating activities as compared to $363,455 for the nine months ended December 31, 1996. The use of cash for operations is primarily due to the Company's net loss of $1,301,899. The Company utilized $162,012 in cash for investing activities for the purchase of kegs, furniture and equipment and for label and packaging design for new beer styles. The Company utilized $100,000 in cash for financing activities for the nine months ended December 31, 1997 for a loan to Bev-Tyme on April 13, 1997 and the subsequent reacquisition of the Company's 7,000,000 non-convertible Class B Preferred Stock, as settlement in full of the promissory note, on June 13, 1997.

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

During February 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements through 2001. As a result of this agreement, deferred compensation of $2,000,000 was recorded and related amortization of $356,250 was expensed for the nine months ended December 31, 1997.

On July 7, 1997, Robert J. Sipper resigned as President and Chief Financial Officer of Bev-Tyme, Inc. as well as resigning as Vice President and Chief Operating Officer of Mootch and Muck, Inc. Subsequently, Mr. Sipper resigned from the Bev-Tyme Board of Directors.

In February 1997, Perry's issued 200,000 shares of Perry's common stock to a consultant for services to be performed over the next three years. On June 4,1997, this agreement was amended extending the period of service one additional year. This agreement was valued at $450,000 and recorded as deferred compensation. Amortization of $82,500 was recorded as amortization expense for the nine months ended December 31, 1997.

In March 1997, Perry's entered into an agreement to acquire all of the stock of Orchard Annie, Inc., an all natural apple sauce company from an officer of the Company for approximately $67,000 in cash. Additionally, Perry's agreed to issue 50,000 shares of common stock to the same officer in connection with the sale. These shares will be issued in the second quarter of 1997 and the fair value of these shares will be allocated to intangible assets. The combination is accounted for by the purchase method. In addition, the Company agreed to pay an officer of the Company, who was also the sole shareholder of Orchard Annie, Inc., a royalty payment of $0.50 per case for each of the first 500,000 cases sold and $0.25 per case thereafter for a period of fifteen years. For the nine months ended December 31, 1997, royalty expense was $1,797.

In May of 1997, the Company entered into a three year lease for office space with monthly rent of $1,200.

On May 23, 1997, the Company entered into a consulting agreement whereby the Consultant agrees to provide the Company with consulting services in connection with financial management and other general consulting as required by the Company. In consideration for these services, the Company issued in June of 1997 an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.875 per share. In addition, the agreement also calls for a per diem payment of $300, whenever the consultants services are requested by the Company. In consideration for these services, the Company issued in June of 1997 an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.875 per share. In addition, the agreement also calls for a per diem payment of $300, whenever the consultant's services are requested by the Company.

On September 23, 1997, the Board of Directors issued 300,000 options for common stock to certain officers and directors at a purchase price of $.50 which represents fair market value at the time of issuance.

In November 1997, the Company issued 25,000 shares of common stock to an officer of the Company for past services rendered. An expense of $14,060 was recorded as a result of this transaction, which represents the fair market value of the stock at time of issuance.

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




LIQUIDITY AND CAPITAL RESOURCES [CONTINUED]

On January 16, 1998, the Company issued 600,000 options for common stock to certain officers and directors at a purchase price of $0.16 which represents fair market value at time of issuance.

The Company anticipates that its current cash position along with anticipated cash to be generated from operating activities will be sufficient to satisfy its cash requirements for at least the twelve months and enable it to market and to advertise its existing products and to expand its markets for all products throughout the United States with a primary focus on the East Coast.

Based on a preliminary evaluation of the year 2000 issue, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations.

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

The FASB issued SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company has adopted SFAS No. 128 in these financial statements. Basic EPS is based on average common shares outstanding and diluted EPS include the effects of potential common stock, such as, options and warrants, if dilutive. Adoption of SFAS No. 128 is not material to the Company.

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


                                       PERRY'S MAJESTIC BEER, INC.




February 11, 1998                By: /s/ Robert J. Sipper
                                     ---------------------
                                    Robert J. Sipper, President, Chief Executive
                                    Officer, Chief Financial Officer and Chief
                                    Principal Accounting Officer