Form 10KSB
period 1998-03-31
PERRYS MAJESTIC BEER INC
filed 1998-07-13
CIK 1012130

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549

                                   REPORT ON FORM 10-KSB

      |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended March 31, 1998.

      |_| Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


      For the transition period from ___________________ to _______________.

                        Commission File No.      0-21079


                                  PERRY'S MAJESTIC BEER, INC.
                  (Exact name of registrant as specified in its charter)

                    Delaware                          11-3314168
            (State of or other jurisdiction     (IRS Employer of
             incorporation or organization)     Identification No.)

            38 West 32nd Street
            Suite 801
            New York, New York                            10001
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $676,716.

The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of June 17, 1998, was approximately $472,917.

Number of shares outstanding of the issuer's Common Stock as of June 17, 1998 was 3,783,335.

                                          PART I
Item 1.  BUSINESS.

General

      Perry's Majestic Beer, Inc., (the "Company") a Delaware corporation, was formed in December, 1995. The Company is engaged in the marketing, distribution and sale of all natural applesauce and applesauce blends through its wholly-owned subsidiary, Quigley's Orchard ("Quigley's"), as well as the sale of and marketing of Perry's Majestic Beer, a microbrewed beer which uses organically grown barley and hops. The Company acquired Riverosa, Inc., the owner of Perry's Majestic Beer, Inc. in August 1996. In September, 1996 the Company expanded its line of microbrewed products by acquiring the Post Road Beer label from Old Marlborough Brewing Company. In view of increased competition in the micro-brewing industry, and the significant capital requirements which would be required for further expansion in that industry, the Company decided to diversify its product base in March 1997 with the acquisition of all rights to produce and market Quigley's Orchard Applesauce, a product line of 100% natural single serve applesauces. Quigley's was acquired through the purchase of all issued and outstanding stock of Orchard Annie, Inc., a corporation wholly-owned and controlled by Mark Butler, Vice President, Chief Operating Officer, and a director of the Company. In consideration for the stock of Orchard Annie, the Company paid Mr. Butler $66,000 and issued him 50,000 shares of Common Stock of the Company. The Agreement also provided for royalty payments to Mr. Butler equal to $0.50 per case on the first 500,000 cases of Quigley's applesauce and $0.25 per case thereafter for a fifteen (15) years term. The royalty was subsequently amended to $.25 per case for the first 500,000 twelve (12) unit cases and $.125 a case for each twelve (12) unit case thereafter during the fifteen (15) year term..

      In furtherance of its plan to focus marketing efforts on its applesauce products and decrease its presence in the micro-brewery industry, in May, 1998 the Company sold all assets, rights and inventory relating to its Post Road beer and ale products to The Brooklyn Brewery Company for $330,000,. The Company received $10,000 at closing and a promissory note for $320,000 payable as follows: $150,000 on June 1, 1998, $65,000 on July 1, 1998 and the balance in bimonthly payments commencing on September 1, 1998. The Company retains a security interest in the Post Road assets as collateral for the promissory note.

      The Company's Quigley's all natural applesauce line, is currently marketed to supermarkets, vending companies, convenience stores such as 7-11, gourmet stores and other retail outlets by independent unaffiliated third party brokers and distributors. The Company intends to increase distribution of its Quigley's products to food service accounts and mass merchandisers during the next twelve
(12) months. The Company's applesauce products are produced by an independent unaffiliated food processor using specifications and formulations provided by the Company.

      The Company's organic beer is contract brewed by an independent unaffiliated brewery, Hoboken Brewing Company, of Hoboken, New Jersey using the specifications and recipes provided by the Company. During the past year the Company has reduced its efforts to market its Perry's Majestic brand. Five distributors distribute the beer and the Company has no plans to increase the distribution for this product.

      The Company has shifted its emphasis from the sale and marketing of micro-brewed beer to the development, expansion and marketing of all natural applesauce and applesauce blends as a means of establishing an identity as a specialty niche food marketer under the Quigley's Orchard label. Consequently, the Company does not anticipate any growth of sales for Perry's Majestic Beer.

      The Company's executive offices are currently located at 38 West 32nd Street, Suite 801, New York, New York 10001 and its telephone number is (212) 564-2260. The Company's fiscal year end is March 31. As of June 18, 1998 the Company employed a total of three full time employees.

Recent Developments

      In May, 1998 the company sold all assets, rights and inventory related its Post Road Ale brand to The Brooklyn Brewery Company for $330,000. The Company received $10,000 at closing and a promissory note for $320,000, payable as follows: $150,000 on June 1, 1998, $65,000 on July 1, 1998 and the balance in bimonthly payments commencing on September 1, 1998. The Company maintains a security interest in the Post Road assets as collateral for the promissory note. As part of the agreement, Brooklyn Brewery placed $35,000 in escrow to satisfy the outstanding tax liability of an officer of Old Marlborough Brewing Company, and entered into an employment agreement with A. J. Moran, who had joined the Company upon its acquisition of Post Road. The Company terminated its employment agreement with Mr. Moran.

      On May 14, 1998 the Company entered into a letter of intent with Village Cannery of Vermont, Inc. whereby the Company was granted an option to acquire all of the assets of Village Cannery for the sum of $2,000,000 on or before September 1, 1998. Village Cannery is a producer of organic and all natural applesauces under the tradenames of Village Cannery and Vermont Village as well as sauces, salsas, jams and other such items. The Company does not presently have funds available to exercise this option and has not identified any potential source for such funds. The Company's ability to exercise this option will be dependent upon its success in identifying sources for such financing, on a timely basis, and on terms acceptable to the Company.

      On June 16, 1998 Matthew Harriton resigned as a member of the Company's Board of Directors.

      On July 2, 1998, the Company acquired the rights, title and interest, customer lists, distribution rights and related recipes for applesauce and applesauce blends of Leroux Creek applesauce brand for the sum of $650,000 from the Leroux Creek Food Corporation. The Company paid $62,500 and executed a note with the seller in the amount of $587,500 with 9% interest payable on or before January 2,1999. The parties agreed that the $62,500 would be liquidated damages in the event the Company is not able to locate adequate financing. In the event the Company can not make the payment when due the ownership of the Leroux Creek brand will revert to the seller. The Company does not presently have funds available to pay the note in full and has not identified any potential source for such funds. The Company's ability to pay the note and retain ownership of the Leroux Creek brand will be dependent upon its success in identifying sources for such financing, on a timely basis, and on terms acceptable to the Company. The Company also issued options to purchase 250,000 shares of common stock at fair market value at the date of the grant.


Industry Overview

Applesauce Industry

Applesauce products are a highly competitive sector of the food industry. Supermarket sales of applesauce, which account for a majority of all applesauce sales, totaled 324.3 million dollars in 1997, an increase of 5% compared to 1996, according to National Food Institute. The category is dominated by Motts, Knouse and private label applesauces that the Company will compete against, all of which have greater financial resources, operating history, production facilities and distribution and marketing networks than the Company

Applesauce is sold both in glass jars and in plastic cups. It is available in a variety of fruit blends as well as traditional apple flavor, and in organic and all natural styles

Sales to supermarkets usually require the payment of a fee called a slotting allowance. In addition to supermarket sales, applesauce is routinely marketed through natural food stores, vending machines, food service operations, convenience stores, retail outlets, mass merchandising stores and gourmet stores.

Beer Industry

The Company participates in the specialty beer segment of the $50 billion domestic beer market. The Company produces Perry's, a microbrew organic beer. A microbrewed beer is defined as a beer that brews fewer than 15,000 barrels per year. The microbrewing industry is highly competitive and is dominated by a few large companies, each of which is far better established and better capitalized than the Company. During the past year the microbrewing industry has seen continued consolidation, making it increasingly difficult to establish a significant market for a small, single product microbrewed beer or ale.

Product Diversity and Quality

      Applesauce

      The Company's Quigley's Orchard is a line of applesauce and applesauce blends currently available in six ounce decorated cups in the following flavors: country apple, apple-raspberry, apple-strawberry and apple-cherry. Applesauce is primarily sold in glass jars (pints and quarts) or in four (4) ounce servings sold on grocery shelves in multi packs. Quigley's is produced in a single-serve, individually identified container similar to yogurt. This package is intended for single serve and is a fat free, all natural snack alternative. It is sold from the refrigeration section of retail stores as well in salad bars, in convenience stores, and from vending machines distinguishing the product from other applesauces which are sold predominantly on grocery shelves.

      The Company plans to introduce a four ounce six pack in September 1998 for sale in supermarkets, and to schools, hospitals and other food service accounts.

      The Company intends to continue to expand its product line with additional blends such as apple-cinnamon, apple-mango during the next 12 months.

      Beer

      Perry's Majestic Beer is brewed with organic hops and barley. It is available in one style, Perry's Ploughman's Pale Ale. In view of the competition and consolidation occurring in the beer industry, and the significant capital requirements which would be required in order to enable the Company to further develop its beer products, the Company has decided to focus its efforts in establishing its Quigley's line of applesauces and does not anticipate adding any new styles of beer.

Government Regulation

      Applesauce

      The manufacture, distribution and sale of the Company's applesauce products are subject to various federal, state and local laws governing the production, sale, advertising, labeling and ingredients of food products. Although the Company believes it and its distributors and co-packer are currently in compliance with all material federal, state and local governmental laws and regulations, there can be no assurance that the Company, its distributors and co-packers will be able to comply with such laws and regulations in the future or that new governmental laws and regulations will not be introduced which would prevent or temporarily inhibit the development, distribution and sale of the Company's products to consumers. If any of the Company's distributors or co-packers were to violate any such law or regulation, it could result in fines, recalls, seizure or confiscation of products marketed by the Company.

      The Company has, to its knowledge, complied with all current food labeling and packaging requirements, including significant labeling requirements that became effective in 1994.

      The Company has not experienced any regulatory problems in the past and has not been subject to any fines or penalties. No assurance can be given, however, that future change in applicable law, regulations or the interpretation

      Beer

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

Sales, Distribution and Marketing

      The Company sells its Quigley's Orchard applesauce through a system of independent unaffiliated brokers and distributors. Food brokers act as agents for the Company within designated territories or specific supermarket or related chain stores and receive commissions, usually 5%. The distributors sell directly to retail establishments such as supermarkets, convenience stores, food service accounts, mass merchandising accounts and vending accounts and gourmet stores. The Company currently has 25 brokers and 11 distributors. The Company anticipates adding a minimum of ten new distributors over the next 12 months.

      The Company sells its beer product directly to beer distributors who sell directly to retail establishments such as grocery stores, convenience stores, bars, restaurants and other retail establishments. The Company's beer is currently distributed in five (5) states. The Company has not entered into any other distribution arrangements and there can be no assurance that the Company will be able to enter into distribution arrangements with other local distributors on terms satisfactory to the Company or at all.

      The Company's marketing efforts for Quigley's Orchard include advertising in vending publications, store advertising flyers, local distributor price books as well as tastings at appropriate locations. The Company does not have any marketing plans for Perry's Majestic Beer.

Suppliers

      The Company purchases its fruit flavors from one supplier. The Company does not have any written agreement with these suppliers and is aware of other suppliers for ingredients of equal quality at comparable pricing. Apples are purchased through the manufacturing supplier and are included in the cost of production. However, there can be no assurance that alternative sources of supply would be able to meet the requirements of the Company, and if the Company were unable to arrange for alternate source of supply in a timely manner, such failure could have a material adverse effect on the Companies business, operating results and financial condition.

The Company purchases its barley and hops for its beers each from one supplier. The Company has no written agreement with these suppliers and is aware of other suppliers for ingredients of equal quality at comparable pricing. However, there can be no assurance that alternative sources of supply would be able to meet the requirements of the Company, and if the Company were unable to arrange for alternate source of supply in a timely manner, such failure could have a material adverse effect on the Companies business, operating results and financial condition.

Manufacturing/Contract Brewing

      The Company's Quigley's Orchard applesauce is manufactured at an independent unaffiliated co-packer in accordance with the Company's recipes which remain the exclusive property of the Company. The Company has no written agreement with this manufacturer and is aware of other manufacturers of equal quality at comparable pricing. However, there can be no assurance that alternative sources of production would be able to meet the requirements of the Company, and if the Company were unable to arrange for alternate source of production in a timely manner, such failure could have a material adverse effect on the Companies business, operating results and financial condition.

      The Company purchases its product as finished product. Accordingly, the Company's raw materials inventory is not significant.

      Perry's Majestic Beer is produced under contract with Hoboken Brewing Company, an independent unaffiliated brewery which produces, bottles and labels Perry's using the Company's name and logo. The contract provides for a term of one (1) year and for the brewing of the beer in accordance with the Company's formula. The Company's formula remains the exclusive property of the Company. There can be no assurance that this brewery will continue to provide services to the Company. In the event the Company is unable to continue its relationship with this brewery for any reason, the Company would have to enter into a relationship with another brewery which is able to produce organic beer to the Company's standards. Although the Company believes that there are other such brewing facilities which would be available, there can be no assurance that the Company will be able to enter into such an agreement with another brewing facility, or to do so on terms which are similarly favorable.

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

Licenses and Permits

      The Company purchases beer from one contract brewer and sells it to distributors pursuant to a federal wholesaler's basic permit. Brewery and wholesale operations require various federal, state and local licenses, permits and approvals. In addition, some states prohibit wholesalers and/or retailers from holding an interest in any supplier such as the Company. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesale, retailer and/or suppliers. The loss or revocation of any existing licenses, permits or approvals, failure to obtain any additional or new licenses, permits or approvals or the failure to obtain approval for the transfer of any existing permits or licenses, including those required as a result of the recapitalization, could have a material adverse effect on the ability of the Company to conduct its business. On the federal level, brewers are required to file with the Bureau of Alcohol, Tobacco and Firearms ("ATF") an amended Brewer's Notice every time there is a material change in the brewing process or brewing equipment, change in the brewery's location, change in the brewery's management or a material change in the brewery's ownership. Brewers must seek ATF approval of an amended Brewer's Notice prior to the change taking place. Wholesalers must notify ATF within 30 days of any change in the wholesaler's operations, change in the wholesalers's location, change in the wholesaler's management or a material change in the wholesaler's ownership. The Company's operations are subject to audit and inspection by ATF at any time. The Company has never been audited or inspected by ATF.

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

Trademarks

      The Company has received a U.S. Trademark for Quigley's Orchard and has obtained US. Trademark Registration for Perry's Majestic. The Company regards its trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any infringing uses that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringements on its marks.

Management and Employees

      As of June 19, 1997, the Company employed a total of 3 employees on a full time basis.

      The Company has experienced no work stoppages and considers its employee relations to be satisfactory. The Company's employees are not represented by a labor union.

Product Liability Insurance

      The Company, like other manufacturers of products that are ingested, faces inherent risk of exposure to product liability claims if, among other things, the use of its products results in an injury. The Company currently has product liability insurance. There can be no assurance that the Company will be able to maintain product liability. Moreover, the amount and scope of any coverage may be inadequate to protect the Company in the event that a product liability claim is successfully asserted against the Company.

Note Regarding Forward Looking Information

      Certain statements contained in this Annual Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Sections 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the ability of the Company to obtain financing for general corporate purposes; competition; availability of key personnel; and changes in, or the failure to com-ply with governmental regulations. As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor an person assumes responsibility for the accuracy and completeness of these statements.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended March 31, 1997 except for the holding of the annual shareholders meeting whereby Robert J Sipper, Mark Butler and Matt Harriton were elected to the Company's Board of Directors and the ratification of Moore Stephens as the Company's independent certified public accountants.

                                          PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON
        EQUITY AND RELATED STOCKHOLDER MATTERS.


      The Company's Common Stock commenced trading on the OTC Bulletin Board on the effectiveness of the Company's Initial Public Offering on July 31, 1996 under the symbol "PYMB". The Common Stock is regularly quoted and traded on the OTC Bulletin Board.

  The following table indicates the high and low bid prices for the Company's Common Stock for the period from July 31, 1996 to March 31, 1998 based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions. The Company's stock commenced trading on July 1, 1996.

                                     Common Stock
Year ended 3/31/97                High            Low

Second Quarter                   $11.250        $6.000
Third Quarter                    $9.188          $4.00
Fourth Quarter                   $7.0000        $5.000


Year ended 3/31/98

First Quarter                    $5.375          $.75
Second Quarter                   $1.876          $.50
Third Quarter                    $.8125          $.09
Fourth Quarter                    $.49           $.16

On June 17, 1998, the closing price of the Common Stock as reported on the OTC Bulletin Board was $.125. As of June 17, 1998, the Company had approximately 72 holders of record of its shares of Common Stock.

Item 6:

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


The following discussion should be read in conjunction with the historical financial statements of Perry's Majestic Beer, Inc. [the "Company"] and notes thereto included elsewhere in this Form 10-KSB.

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

The Company operates in two business segments, the sale of natural applesauce and applesauce blends, and the sale of microbrewed beer. The Company's products are Quigley's Orchard [natural applesauce and applesauce blends] and Perry's Majestic Beer [beer brewed with organic barley and hops]. Quigley's Orchard is manufactured by a co-packer and the microbrew beer is contract brewed.

The Riverosa division currently has one style of beer available, Perry's Majestic organic beer, Ploughman's Pale Ale. All beer styles of Perry's are made with organic hops and barley. The Company has no plans to add any additional beer styles.

In September 1996, the Company acquired the Post Road Beer brand and other assets from the Old Marlborough Brewing Company, Inc. On May 18, 1998, the Company sold the Post Road brand to the Brooklyn Brewery Corporation for consideration of $330,000.

In March 1997, the Company acquired all the outstanding stock of Orchard Annie, Inc., a manufacturer of natural applesauces. The Company introduced its first four flavors of applesauce under the brand name Quigleys. Quigleys is produced by an independent unaffiliated manufacturer. The Company has entered into arrangements with twenty-five brokers to sell Quigley's. Additionally, there are currently eleven distributors of Quigley's. The Company expects to add more distributors and brokers over the next 6-12 months.

On May 14, 1998, the Company entered into a letter of intent with Village Cannery of Vermont, Inc. The Company was granted an option to acquire all of the assets for $2,000,000 in cash. This option is valid through September 1, 1998. Village Cannery of Vermont, Inc. is a producer of organic and all natural applesauce under the tradename of Vermont Village and Village Company as well as a producer of sauces, salsas, jams and other such products. The Company does not presently have funds available to pay the $2,000,000 and has not identified any potential source for such funds.

On May 18, 1998, the Company sold the assets, all rights to licenses, permits and contracts, and all trademarks, tradenames and processes of the Post Road beer brand with a net book value of approximately $131,500 to the Brooklyn Brewery Corporation ["BBC"] for consideration of $330,000 of which $10,000 is in cash. The Company executed a secured promissory note for the balance of $320,000. In addition, the purchaser put $35,000 into escrow to satisfy the outstanding tax liability for an executive of Old Marlborough.

On July 2, 1998, the Company acquired the rights, title and interest, customer lists, distribution rights and related recipes for applesauce and applesauce blends of Leroux Creek applesauce brand for the sum of $650,000 from the Leroux Creek Food Corporation. The Company paid $62,500 and executed a note with the seller in the amount of $587,500 with 9% interest payable on or before January 2,1999. The parties agreed that the $62,500 would be liquidated damages in the event the Company is not able to locate adequate financing. In the event the Company can not make the payment when due the ownership of the Leroux Creek brand will revert to the seller. The Company does not presently have funds available to pay the note in full and has not identified any potential source for such funds. The Company's ability to pay the note and retain ownership of the Leroux Creek brand will be dependent upon its success in identifying sources for such financing, on a timely basis, and on terms acceptable to the Company. The Company also issued options to purchase 250,000 shares of common stock at fair market value at the date of the grant.

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



RESULTS OF OPERATIONS

The Company had a loss from operations of $2,372,642 and a net loss of $2,341,181 for the year ended March 31, 1998, and had a loss from operations of $708,315 and net loss of $698,291 for the year ended March 31, 1997. The loss from operations in the year ended March 31, 1998 was primarily due to an insufficient gross profit to support the selling, general and administrative expenses of $1,072,756 and the writedown of intangible assets and amortization of intangibles totaling $1,279,719.

The net sales for the Company for the year ended March 31, 1998 was $676,716 compared to $891,225 for the year ended March 31, 1997. This decrease resulted from the Company's decision to discontinue sales of brands of beer not produced by the Company while it was an affiliate of Bev-Tyme, Inc.

The Company had a gross profit of $129,575 or 19.1% as compared to a gross profit of $13,609 or 1.5% for the years ended March 31, 1998 and 1997, respectively. The increase in the gross profit percentage is attributable to start up costs incurred during the year ended March 31, 1997 related to the Post Road and Perry's beer brands. The Company intends to focus on the sale of Quigley's Orchard Natural Applesauce and applesauce blends.

The Company's operating expenses for the years ended March 31, 1998 and 1997 were $2,352,475 and $721,924, respectively. The increase in total operating expenses was primarily due to a write down of goodwill and intangibles in the amount of $545,716 and the amortization of deferred compensation and distribution rights in the amount of $585,000 and $148,955, respectively, for the year ended March 31, 1998 as compared to amortization of $137,500 and $84,276, respectively, for the year ended March 31, 1997. Selling, advertisement and promotion expenses increased from $69,355 for the year ended March 31,1997 to $382,496 for the year ended March 31, 1998 due to increased advertising and promotional programs related to the continued introduction of Post Road and the introduction of Quigley's Orchard natural applesauce and applesauce blends. The write down of goodwill and intangibles was due to insufficient projected future undiscounted cash flows from the Riverosa and Old Marlborough Brewery acquisitions to justify the carrying value of the goodwill and intangibles.

The Company earned interest income of $37,710 in the fiscal year ended March 31, 1998 as compared to $17,022 earned during the prior year. Interest charges totaling $1,223 were incurred on the note payable related to the purchase of transportation equipment as compared to $6,998 in the year ended March 31, 1997 incurred on the bridge note.

LIQUIDITY AND CAPITAL RESOURCES

Perry's had working capital at March 31, 1998 of $401,392. For the year ended March 31, 1998, the Company utilized $1,085,323 in cash for operating activities. The use of cash for operations is primarily due to the Company's net loss of $2,341,181 adjusted by non-cash items of approximately $1,256,000. The Company utilized $181,392 in cash for investing activities. Approximately $91,000 was for the purchase of kegs, furniture and equipment and $100,000 was utilized for a loan to Bev-Tyme on April 13, 1997 and the subsequent reacquisition of the Company's 7,000,000 non-convertible Class B Preferred Stock, as settlement in full of the promissory note, on June 13, 1997. The Company generated $21,607 in cash from financing activities for the year ended March 31,1998 from proceeds on an auto loan. The cash and cash equivalents balance at March 31, 1998 was $276,095.

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, Perry's had working capital of $1,571,790. For the year ended March 31, 1997, the Company utilized approximately $560,000 in cash for operating activities. The Company utilized approximately $266,000 in investing activities for the acquisition of Riverosa and the Old Marlborough Brewing Company, Inc.'s Post Road brand, as well as for the acquisition of Orchard Annie, Inc. as of March 31, 1997. The Company generated $2,364,886 in cash from financing activities for the year ended March 31, 1997, primarily resulting from the Company's initial public offering which resulted in net proceeds of $2,475,086 in July 1996. The $150,000 bridge loans from the seven unaffiliated lenders were repaid at the close of the initial public offering on August 4, 1996. In addition, the Company repaid the $100,000 note payable as part of its acquisition of Riverosa. The cash and cash equivalents balance at March 31, 1997 was $1,521,203.

As of March 31, 1998, the Company has 3 employment agreements with executives of the Company that expire between the years 2000 through 2001. The annual commitments for compensation aggregate between $293,000 and $250,000, respectively. In addition, the Company has agreed to grant to an executive 20,000 common stock options each year as a bonus for the next three years, exercisable at $6.00 per share for a period of four years. The 20,000 common stock options, exercisable at $6.00 were not issued. On January 16, 1998, the Company issued 100,000 common stock options exercisable at $0.875 to this same executive. The Company also agreed to grant to another executive 100,000 common stock options on each of March 31, 1998 and March 31, 1999, exercisable at fair market value at date of grant. The options relating to this agreement were issued on January 16, 1998 at fair market value.

During February 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements through 2001. As a result of this agreement, deferred compensation of $2,000,000 was recorded and related amortization of $475,000 and $100,000 was expensed for the years ended March 31, 1998 and 1997, respectively.

In February 1997, Perry's issued 200,000 shares of Perry's common stock to a consultant for services to be performed over the next three years. On June 4,1997, this agreement was amended extending the period of service one additional year. This agreement was valued at $450,000 and recorded as deferred compensation. Amortization of $110,000 and $37,500 was recorded as amortization expense for the year ended March 31, 1998 and 1997, respectively.

In March 1997, Perry's entered into an agreement to acquire all of the stock of Orchard Annie, Inc., an all natural apple sauce company from an officer of the Company for approximately $67,000 in cash and recorded goodwill for the full valued. Additionally, in September of 1997, Perry's issued 50,000 shares of common stock to the same officer in connection with the sale and the fair value of these shares of $25,000 is allocated to goodwill. The combination is accounted for by the purchase method. In addition, the Company agreed to pay an officer of the Company, who was also the sole shareholder of Orchard Annie, Inc., a royalty payment of $.25 for a case of 12 units for the first 500,000 cases $.125 for a case of 12 units thereafter for a period of fifteen years. For the year ended March 31, 1998, royalty expense was $3,894.

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES [CONTINUED]

On May 23, 1997, the Company entered into a consulting agreement whereby the Consultant agrees to provide the Company with consulting services in connection with financial management and other general consulting as required by the Company. In consideration, the Company issued in June of 1997 an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.875 per share valued at $16,000. In addition, the agreement also calls for a per diem payment of $300, whenever the consultant's services are requested by the Company.

In November 1997, the Company issued 25,000 shares of common stock to an officer of the Company for past services rendered. An expense of $14,060 was recorded as a result of this transaction, which represents the fair market value of the stock at time of issuance.

During the year ended March 31, 1998, the Company issued a total of 1,425,000 options to purchase common stock with an exercise price equal to fair market value at time of issuance to certain officers, directors and employees. The Company recorded compensation expense of $46,000 for 200,000 common stock options issued to consultants for services rendered during the year.

The Company incurred a net loss of $2,341,181 and utilized cash of approximately $1,085,000 for operations for the year ended March 31, 1998. The inability of the Company to generate projected cash needed for operations, considering currently available funds, creates an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is considering the sale of the beer business and various financing options to raise capital to pursue expansion into the natural applesauce business. In addition, the Company is exploring new marketing strategies to improve revenues and also plans to implement a program to cut administrative costs through the reduction of payroll and reduced promotional expenditures. The continuation of the Company as a going concern is dependent upon the success of these plans. There can be no assurances that management's plans to reduce operating losses and to obtain additional financing to fund operations will be successful.

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

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



                                                                  Page to Page


Item 7:  Financial Statements

Independent Auditor's Report.................................    F-1......

Balance Sheet as of March 31, 1997...........................    F-2......

Statements of Operations for the years ended
 March 31, 1997 and 1996.....................................    F-3......

Statements of Stockholders' Equity for the years ended
 March 31, 1997 and 1996.....................................    F-4......F-5

Statements of Cash Flows for the years ended
 March 31, 1997 and 1996 ....................................    F-6......F-7

Notes to Financial Statements................................    F-8......F-18






                            . . . . . . . . . . . . . . .

                            INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders of
  Perry's Majestic Beer, Inc.
  New York, New York


            We have audited the accompanying consolidated balance sheet of Perry's Majestic Beer, Inc. and subsidiary as of March 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

            We  conducted  our  audits in  accordance  with  generally  accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perry's Majestic Beer, Inc. and subsidiary as of March 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

            The accompanying consolidated financial statements have been prepared assuming that Perry's Majestic Beer, Inc. and subsidiary will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred a net loss from operations of approximately $2,300,000 and has utilized approximately $1,085,000 in cash for operations for the year ended March 31, 1998. The inability of the Company to generate cash needed for operations, considering currently available funds, creates an uncertainty about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.









                                          MOORE STEPHENS, P.C.
                                          Certified Public Accountants.

Cranford, New Jersey
May 18, 1998

Item 7:

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1998.
------------------------------------------------------------------------------


Assets:
Current Assets:
  Cash and Cash Equivalents                                         $   276,095
  Accounts Receivable - Net                                              37,213
  Inventory                                                             241,028
  Prepaid Insurance                                                      10,461
                                                                    -----------

  Total Current Assets                                                  564,797

Furniture, Fixtures and Equipment - Net                                  94,530
                                                                    -----------

Other Assets:
  Goodwill - [Net of Accumulated Amortization of $15,969]                76,378
  Other Assets                                                            2,600
                                                                    -----------

  Total Other Assets                                                     78,978

  Total Assets                                                      $   738,305
                                                                    ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                  $   124,100
  Accrued Expenses                                                       30,792
  Payroll and Payroll Taxes Payable                                       2,094
  Related Party Payable                                                   2,477
  Note Payable                                                            3,942
                                                                    -----------

  Total Current Liabilities                                             163,405

Note Payable                                                             17,665

Commitments and Contingencies [15]                                           --

Stockholders' Equity:
  Preferred  Stock,  $.001 Par Value Per Share,  15,000,000
   Blank Check  Shares Authorized,  Convertible  Class A -
   Issued and  Outstanding,  500,000 Shares; Non-Convertible
   Class B - No Shares Issued [Aggregate Liquidation Preferences
   $100,000]                                                                500

  Common Stock - $.0001 Par Value, Authorized 25,000,000 Shares,
   Issued and Outstanding, 3,783,335 Shares                                 378

  Additional Paid-in Capital                                          5,323,329

  Retained Earnings [Deficit]                                        (3,039,472)

  Total                                                               2,284,735
  Less: Deferred Compensation                                         1,727,500

  Total Stockholders' Equity                                            557,235

  Total Liabilities and Stockholders' Equity                        $   738,305
                                                                    ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                            Years ended
                                                             March 31,
                                                        1 9 9 8       1 9 9 7
                                                        -------       -------

Sales - Net                                           $  676,716   $   891,225

Cost of Goods Sold                                       547,141       877,616
                                                      ----------   -----------

  Gross Profit                                           129,575        13,609
                                                      ----------   -----------

Operating Expenses:
  Selling, Advertisement and Promotion                   382,496        69,355
  General and Administrative Expenses                    690,260       430,793
  Amortization of Deferred Compensation                  585,000       137,500
  Writedown of Goodwill and Intangibles [17]             545,764            --
  Amortization of Goodwill and Distribution Rights       148,955        84,276
                                                      ----------   -----------

  Total Operating Expenses                             2,352,475       721,924
                                                      ----------   -----------

Loss on Related Party Receivable [7]                     149,742            --
                                                      ----------   -----------

  [Loss] from Operations                              (2,372,642)     (708,315)
                                                      ----------   -----------

Other [Income] Expense:
  Interest Expense                                         1,223         6,998
  Interest Income                                        (37,710)      (17,022)
  Other Expense                                            5,026            --
                                                      ----------   -----------

  Other [Income] - Net                                   (31,461)      (10,024)
                                                      ----------   -----------

  Net [Loss]                                          $(2,341,181) $  (698,291)
                                                      ===========  ===========

  Net [Loss] Per Common Share [Basic and Diluted]     $    (0.63)  $     (0.24)
                                                      ==========   ===========

  Weighted Average Number of Shares                    3,738,452     2,965,869
                                                      ==========   ===========





The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                                                                                         Unrealized
                                                                                                           Holding
                                                                                                          [Loss] on
                                                                         Additional  Retained             Available         Total
                                   Preferred Stock       Common Stock      Paid-in   Earnings  Deferred   For Sale     Stockholders'
                                  Shares     Amount   Shares     Amount    Capital  [Deficit]Compensation Investment      Equity

Common Stock Issued for Cash -
  January 1996                        --   $     --  2,500,000 $    250  $   49,750 $      --  $        --  $      -- $     50,000

500,000 Convertible Shares of
 Series A and 7,000,000 Shares
 of Series B Preferred Stock
 Issued for Cash and
  Investment in Bev-Tyme,  Inc. 7,500,000     7,500         --       --   2,142,500        --           --         --    2,150,000
                                ---------  --------  --------- --------  ----------  --------  -----------  ---------  -----------

  Balance - March 31, 1996      7,500,000     7,500  2,500,000      250   2,192,250        --           --         --    2,200,000

Net Proceeds from Public
  Offering of Common Stock             --        --    583,335       58   2,475,028        --           --         --    2,475,086

Unrealized Holding [Loss] on
 Available for Sale Investment
  as of March 31, 1997 [7]             --        --         --       --          --        --           --   (568,560)   (568,560)

Employment Agreements -
  February 11, 1997                    --        --    400,000       40   1,999,960        --   (2,000,000)        --          --

Consulting Agreement -
  February 11, 1997                    --        --    200,000       20     449,980        --     (450,000)        --          --

Purchase of Old Marlborough            --        --     25,000        2     214,059        --           --         --     214,061

Amortization of Deferred
 Compensation                          --        --        --         --       --          --      137,500         --     137,500

Net [Loss] for the year ended
  March 31, 1997                       --        --         --       --          --  (698,291)          --         --    (698,291)
                                ---------   -------  --------- --------  ---------- ---------  -----------  ---------  ----------

  Balance - March 31, 1997
   Forward                      7,500,000   $ 7,500  3,708,335 $    370  $7,331,277 $(698,291) $(2,312,500) $(568,560) $3,759,796

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                                                                                   Unrealized
                                                                                                     Holding
                                                                                                    [Loss] on
                                                                   Additional Retained              Available              Total
                                  Preferred Stock   Common Stock     Paid-in  Earnings    Deferred   For Sale Treasury Stockholders'
                                 Shares   Amount   Shares   Amount   Capital  [Deficit] Compensation Investment  Stock    Equity

  Balance - March 31, 1997 -
   Forwarded                7,500,000 $  7,500 3,708,335 $   370 $7,331,277 $  (698,291)$(2,312,500)$(568,560)$       -- $3,759,796

Exchange of Promissory Note
 Receivable for 7,000,000
  Shares of Series B
  Preferred of the
  Company [7]                      --       --        --      --   (100,000)         --          --   568,560 (2,000,000)(1,531,440)

Amortization of Deferred
  Compensation Costs               --       --        --      --         --          --     585,000        --         --    585,000

Issuance of Common Stock
  Options to Consultant [9C]       --       --        --      --     46,000          --          --        --         --     46,000

Issuance of Shares of Common
 Stock[10D]                        --       --    25,000       3     14,057          --          --        --         --     14,060

Issuance of Shares of Common
 Stock [10C]                       --       --    50,000       5     24,995          --          --        --         --     25,000

Cancellation of Treasury
 Stock                     (7,000,000)  (7,000)       --      -- (1,993,000)         --          --        --  2,000,000        --

Net [Loss] for the year
 ended March 31, 1998              --       --        --      --         --  (2,341,181)         --        --         -- (2,341,181)
                           ----------  ------- --------- ------- ----------  ---------- -----------  --------  --------- ----------

  Balance - March 31, 1998    500,000  $   500 3,783,335 $   378 $5,323,329 $(3,039,472)$(1,727,500) $     -- $       -- $  557,235
                           ==========  ======= ========= ======= ========== =========== ===========  ======== ========== ==========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                             Years ended
                                                              March 31,
                                                         1 9 9 8       1 9 9 7
                                                         -------       -------

Operating Activities:
  Net [Loss]                                           $(2,341,181) $  (698,291)
                                                       -----------  -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                          172,388        86,802
   Deferred Compensation Expense                          585,000       137,500
   Compensation Expense for Issuance of Stock
     and Options                                           60,060            --
   Writedown of Goodwill                                  332,444            --
   Writedown of Distribution Rights                        60,690
   Writedown of Intangibles                                54,538            --
   Bad Debt Expense                                         6,812            --
   Loss on Sale of Asset                                    5,027            --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                   93,510      (138,607)
     Related Party Receivable                              81,372       (76,298)
     Accrued Interest                                          --        (4,814)
     Inventory                                           (136,532)      (77,335)
     Prepaid Expenses                                     (10,461)           --
     Other Current Assets                                   2,213            --

   Increase [Decrease] in:
     Accounts Payable                                     (70,442)      194,542
     Payroll Taxes Payable                                (14,030)       16,124
     Accrued Expenses                                      30,792            --
     Related Party Payable                                  2,477            --
                                                       ----------   -----------

   Total Adjustments                                    1,255,858       137,914
                                                       ----------   -----------

  Net Cash - Operating Activities - Forward            (1,085,323)     (560,377)
                                                       ----------   -----------

Investing Activities:
  Purchase of Equipment                                   (90,729)      (26,436)
  Acquisition of Old Marlborough Brewery, Inc's Post
     Road Brand                                                --       (85,513)
  Payments  for Distribution Rights                            --       (86,700)
  Payments for Label and Packaging Design                      --       (68,173)
  Acquisition of Orchard Annie, Inc.                           --       (67,348)
  Due from Officer                                          9,337        (9,336)
  Advances to Related Party                              (100,000)           --
                                                       ----------   -----------

  Net Cash - Investing Activities - Forward            $ (181,392)  $  (343,506)



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                             Years ended
                                                              March 31,
                                                         1 9 9 8       1 9 9 7
                                                         -------       -------

  Net Cash - Operating Activities - Forwarded          $(1,085,323) $  (560,377)
                                                       -----------  -----------

  Net Cash - Investing Activities - Forwarded            (181,392)     (343,506)
                                                       ----------   -----------

Financing Activities:
  Proceeds from Bridge Loan                                    --        60,000
  Proceeds from Issuance of Preferred Stock to
     Bev-Tyme, Inc.                                            --        75,000
  Payment of Bridge Loan Obligation                            --      (150,000)
  Repayment to Note                                            --      (100,000)
  Proceeds of Public Offering - Net of Offering Costs          --     2,475,086
  Proceeds form Sale of Common Stock                           --         4,800
  Proceeds on Auto Loan                                    23,425            --
  Payments on Auto Loan                                    (1,818)           --
                                                       ----------   -----------

  Net Cash - Financing Activities                          21,607     2,364,886
                                                       ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalents (1,245,108)    1,461,003

Cash and Cash Equivalents - Beginning of Years          1,521,203        60,200
                                                       ----------   -----------

  Cash and Cash Equivalents - End of Years             $  276,095   $ 1,521,203
                                                       ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the years for:
   Interest                                            $    1,223   $        --
   Income Taxes                                        $       --   $        --

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   On June 13, 1997, the Company converted a promissory note receivable from Bev-Tyme, Inc. ["Bev-Tyme"] for $100,000, in consideration for 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme. Treasury stock of $2,000,000 was recorded and the unrealized loss and investment in Bev-Tyme eliminated. Bev-Tyme filed for bankruptcy on April 9, 1998. The Series B Preferred Treasury Stock was canceled March 31, 1998.

   In September 1997, the Company issued 50,000 shares of common stock to an officer of the Company in connection with the acquisition of Orchard Annie [See
Note 10C]. Goodwill of $25,000 was recorded as a result of these transactions, which represents the fair market value of the stock at time of issuance. Related amortization of $2,500 was recorded for the year ended March 31, 1998.

   In November 1997, the Company issued 25,000 shares of common stock to an employee of the Company for past services rendered. An expense of $14,060 was recorded as a result of this transaction, which represents the fair market value of the stock at time of issuance [See Note 10D].

   In June of 1997, the Company issued options for 200,000 shares of common stock to consultants and recorded compensation expense of $46,000 for services rendered [See Note 9C].



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


[1] Organization and Nature of Business

Perry's Majestic Beer, Inc. a Delaware corporation [the "Company" or "Perry's"], was formed in December 1995. The Company's main office is in New York, New York. There were no revenue or expense activities through March 31, 1996. The Company became a subsidiary of Bev-Tyme, Inc. ["Bev-Tyme"] as of March 29, 1996. Perry's is no longer a subsidiary of Bev-Tyme, although the two companies continued to have some common management through July 17, 1997. However, for accounting purposes Perry's was treated as a subsidiary of Bev-Tyme through June 30, 1997. As a corporation, it was a separate legal entity even when it was a subsidiary. Bev-Tyme filed for bankruptcy on April 9, 1998.

The Company operates in two business segments, the sale of natural applesauce and applesauce blends, and the sale of microbrewed beer. The Company's products are Quigley's Orchard [natural applesauce and applesauce blends] and Perry's Majestic Beer [beer brewed with organic barley and hops]. Quigley's Orchard is manufactured by a co-packer and the microbrew beer is contract brewed [See Note 18].

Perry's Majestic Beer is distributed in five states: New York, Ohio, North and South Carolina and Florida. Quigley's Orchard is available through eleven distributors that distribute in the following states: New England states, upstate New York, New Jersey, Pennsylvania, Ohio, Wisconsin, Michigan, Delaware, Maryland, Virginia, West Virginia, North Carolina and South Carolina.

[2] Summary of Significant Accounting Policies

[A] Principles of Consolidation - The consolidated financial statements include the accounts of Perry's and its wholly-owned subsidiary. Material intercompany transactions and balances have been eliminated in consolidation.

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

[C] Cash and Cash Equivalents - The Company's policy is to classify all highly liquid investments with a maturity of three months or less when purchased as cash equivalents. The Company had no cash equivalents at March 31, 1998.

[D] Goodwill - Amounts paid in excess of the estimated value of net assets acquired of Riverosa, Old Marlborough and Orchard Annie, Inc. were charged to goodwill. Goodwill relates to revenues the Company anticipates realizing in future years. The Company decided to amortize its goodwill over a period of up to five years under the straight-line method. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company will also evaluate whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from acquired assets or businesses. Impairment is recognized if the carrying value of goodwill is less than the projected undiscounted cash flow from the acquired assets or business [See Note 17].

[E] Inventories - Inventories are stated at the lower of cost or market. Cost, which includes purchases, freight and packaging, raw materials, brew fees, and finished products is determined on the first-in, first-out basis.

[F] Furniture, Fixtures and Equipment - Furniture, fixtures and equipment are stated at cost and are depreciated over its estimated useful life of 3 to 5 years. Leasehold improvements are amortized over the lessor of the useful life of the improvements or the lease term. Depreciation and amortization are calculated using the straight-line method.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

[G] Advertising Expense - Advertising costs are expensed as incurred. For the years ended March 31, 1998 and 1997, advertising costs were approximately $124,800 and $22,700, respectively.

[H] Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions located in the New York metropolitan area.

The Company maintains cash and cash equivalent balances at a financial institution in New York. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1998, the Company's uninsured cash balance totaled approximately $179,600.

The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company established an allowance for doubtful accounts at March 31, 1998 of $10,812. The Company believes any credit risk beyond this amount would be negligible.

With respect to purchases of inventory for the year ended March 31, 1998, the Company purchased inventory for beer production from two suppliers, which comprised approximately 88% of the Company's total cost of sales. As of March 31, 1998, the Company distributes its beer products primarily through fourteen wholesale distributors for resale to retailers. One distributor accounts for approximately 61% of the Company's sales. Accordingly, the Company is dependent upon this distributor to sell the Company's beer products and to assist the Company in promoting market acceptance of, and creating demand for the Company's products in its territory.

The Company sells its Quigley's Orchard applesauce through a system of independent unaffiliated brokers and distributors. Food brokers act as agents for the Company within designated territories or specific channels of trade. The Company has 25 brokers and 11 distributors and is continuing to attempt to expand the brokerage and distribution systems.

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

[K] Net [Loss] Per Share -The FASB issued SFAS No. 128, "Earnings Per Share," in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company has adopted SFAS No. 128, prior period EPS data have been restated. Basic EPS is based on average common shares outstanding and diluted EPS include the effects of potential common stock, such as, options and warrants, if dilutive. Adoption of SFAS No. 128 is not material to the Company.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

[L] Impairment - Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. During the year ending March 31, 1998, the Company determined an impairment of goodwill and intangibles existed [See Note 17].

[M] Income Taxes - The Company accounts for income tax expense and liabilities under the asset and liability method. Deferred income taxes are provided for temporary differences between financial and income tax reporting, relating principally to depreciation, deferred compensation and amortization.

[3] Going Concern

The accompany financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

As shown in the accompanying financial statements, the Company incurred a net loss of $2,341,181 and utilized cash of approximately $1,085,000 for operations for the year ended March 31, 1998. The inability of the Company to generate projected cash needed for operations, considering currently available funds, creates an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is considering the sale of the beer business and various financing options to raise capital to pursue expansion into the natural applesauce business. In addition, the Company is exploring new marketing strategies to improve revenues and also plans to implement a program to cut administrative costs through the reduction of payroll and reduced promotional expenditures. The continuation of the Company as a going concern is dependent upon the success of these plans.

There can be no assurances that management's plans to reduce operating losses and to obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[4] Inventories

The Company's inventory consists of raw materials, packaging and finished products of $241,028.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------



[5] Furniture, Fixtures and Equipment and Depreciation

Furniture, fixtures and equipment and accumulated depreciation are as follows:

Furniture and Fixtures                         $   18,566
Transportation Equipment                           23,425
Kegs                                               49,864
Storage Equipment                                  22,810
Leasehold Improvements                              3,500
                                               ----------

Total - At Cost                                   118,165
Less:  Accumulated Depreciation                    23,635

  Net                                          $   94,530
  ---                                          ==========

Depreciation expense for the years ended March 31, 1998 and 1997 was $23,432 and $2,526, respectively.

[6] Acquisitions

[A] Riverosa - On March 29, 1996, the Company entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note was payable with interest of 8% and was paid in August of 1996 with proceeds from the Company's initial public offering. The combination was accounted for by the purchase method. Goodwill of $246,000 was recorded and was to be amortized over five years under the straight-line method. Amortization of goodwill of $49,200 was recorded for both years ended March 31, 1998 and 1997. As of March 31, 1998, the unamortized balance of $147,600 was written off [See Note 17].

[B] Old Marlborough Brewing Co., Inc. ["Old Marlborough"] - In September of 1996, the Company acquired Old Marlborough Brewing Co., Inc.'s Post Road microbeer brand and other assets. The Company paid $172,213, of which $35,513 was for inventory and equipment and $86,700 was to repurchase distribution rights. In February 1997, the Company issued 25,000 shares of common stock valued at approximately $214,000 as additional consideration for the acquisition of Old Marlborough. Goodwill of $264,062 was recorded and was amortized over five years under the straight-line method. For the year ended March 31, 1998, amortization of goodwill was approximately $52,800. As of March 31, 1998, the unamortized balance of goodwill of $184,844 and the unamortized balance of distribution rights of $60,690 were written-off [See Note 17].

[C] Orchard Annie, Inc. - In March 1997, Perry's entered into an agreement to acquire all of the stock of Orchard Annie, Inc., an all natural apple sauce company from an officer of the Company for approximately $67,000 in cash and recorded goodwill for the full value. Additionally, in September of 1997, Perry's issued 50,000 shares of common stock to the same officer in connection with the sale. The fair value of these shares of $25,000 is allocated to goodwill. The combination is accounted for by the purchase method. In addition, the Company agreed to pay an officer of the Company, who was also the sole shareholder of Orchard Annie, Inc., a royalty payment of $.25 for a case of 12 units for the first 500,000 cases and $.125 for a case of 12 units thereafter for a period of fifteen years. For the year ended March 31, 1998, royalty expense was $3,894.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------




[7] Related Party Transactions

[A] Investment - On March 29, 1996, the Company issued to Bev-Tyme, Inc. [a public corporation] 500,000 shares of convertible Class A Preferred Stock and 7,000,000 shares of non-convertible Class B Preferred Stock for 400,000 shares of Series C Preferred Stock of Bev-Tyme, Inc. [valued at $2,000,000 at March 31, 1996] and $150,000. Each share of Series C Preferred Stock paid an annual dividend of $0.50 per share and was convertible at the option of the holder into
1.8 shares of Bev-Tyme, Inc. common stock. On April 9, 1998, Bev-Tyme filed for bankruptcy and no dividends were received for the year ended March 31, 1998. As of March 31, 1996, $75,000 of cash was collected and the balance of $75,000 was received on April 4, 1996. Each share of Class A Preferred Stock may be convertible by the holder into one [1] share of Common Stock. Each share of Class A Preferred Stock has attached to it the right to vote on all matters submitted to the Company.

In October of 1996, Bev-Tyme, Inc. sold the 500,000 shares of Convertible Class A Preferred Stock.

In January 1997, Perry's received a dividend of 524,000 shares of Bev-Tyme common stock on the investment of 400,000 shares of Bev-Tyme Series C Preferred Stock.

On April 17, 1997, the Company loaned to Bev-Tyme $100,000 in the form of a promissory note. Bev-Tyme was required to repay the entire principal plus interest on or before April 16, 1998. The Company retained the right to convert the promissory note into the 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme. On June 13, 1997, the Company converted the promissory note receivable from Bev-Tyme, Inc. ["Bev-Tyme"] for $100,000, into the 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme. Treasury stock of $2,000,000 was recorded and the unrealized loss and investment in Bev-Tyme has been eliminated. The Series B Preferred Treasury Stock was canceled March 31, 1998. The 400,000 shares of Series C Preferred of Bev-Tyme and the 524,000 shares of Bev-Tyme common stock received as a dividend on the investment in Bev-Tyme are still held by Perry's and are accounted for with no value on the financial statements. As a result of the June 13, 1997 transaction, Perry's was no longer a subsidiary of Bev-Tyme, although the two companies continued to have some common management through July 7, 1997. However, for accounting purposes Perry's was treated as a subsidiary of Bev-Tyme through June 30, 1997.

[B] Loss on Related Party Receivable - In 1997, the Company had a receivable for $149,742 from it's former parent for beer sales distributed by Mootch and Muck, Inc. Due to the financial condition of Bev-Tyme this receivable was written off.

[8] Income Taxes

Income tax at the federal statutory rate reconciled to the Company's effective rate is as follows:

                                                           March 31,
                                                            1 9 9 8

Federal Statutory Rate                                       (34.0)%
Non-Deductible Expenses                                      (10.4)
Net Operating Loss For  Which No Tax Benefit was Received     44.4

  Effective Rate                                                --  %

The Company has net operating loss carryforwards of approximately $1,600,000 all of which will expire in 2012 through 2013.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------


[8] Income Taxes [Continued]

The major components of deferred income tax assets and liabilities are as follows:

                                                 March 31,
                                                  1 9 9 8
Deferred Tax Liabilities
  Accelerated Depreciation                      $   (2,250)
                                                ==========

Deferred Tax Assets:
  Net Operating Loss                            $  720,311
  Excess Book Amortization Over Tax                 27,910
  Reserves                                           6,750
  Book Writedown of Goodwill                       201,452
  Deferred Compensation                            324,900
                                                ----------

  Total                                         $1,281,323

Net Deferred Tax Asset:
  Before Valuation Allowance                    $1,279,073
  Valuation Allowance                            1,279,073
                                                ----------

  Net Deferred Income Tax Asset                 $       --
  -----------------------------                 ==========

The Company recorded a valuation allowance of $1,279,073, an increase of $732,059 over the preceding year, due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards.

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

[C] During the year ended March 31, 1998, the Company issued a total of 1,425,000 options to purchase common stock with an exercise price equal to fair market value at time of issuance to certain officers, directors and employees. The Company recorded compensation expense of $46,000 for 200,000 common stock options issued to consultants for services rendered during the year.

There was no stock option activity during the year ended March 31, 1997.

A summary of stock option activity under the plan as of March 31, 1998:

                                Weighted Average
                                               Common     Exercise Price
                                                Stock      Common Stock

Outstanding on April 1                              --             --
  Granted                                    1,625,000      $    0.48
  Exercised                                         --             --
  Forfeited/Expired                                 --             --
                                             ---------      ---------

  Outstanding and Exercisable on March 31    1,625,000      $    0.48
  ---------------------------------------    =========      =========

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------



[9] Stock Options [Continued]

The following table summarizes information about stock options outstanding and exercisable at March 31, 1998. The common stock options issued to officers, directors and employees do not expire and may be exercised at anytime. The 200,000 common stock options issued to consultants at an exercise price of $0.875 have a weighted average remaining contractual life of 3.5 years. All other options expire in 10 years.

                                 Common Stock
                         Exercise Price     Shares

                           $    0.16        750,000
                           $    0.50        300,000
                           $   0.875        575,000
                                          ---------

                           Total          1,625,000

Had compensation cost for the stock option plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under SFAS No. 123, the Company's net loss and net loss per share would have been increased. The pro forma amounts for the year ended March 31, 1998 are indicated below. No options were issued during the year ended March 31, 1997.

Year Ended March 31,:                    1 9 9 8
---------------------                    -------
Net Loss:
  As Reported                         $(2,341,181)
  Pro Forma                           $(2,930,318)

Net Loss Per Share:
  As Reported                         $     (0.63)
  Pro Forma                           $     (0.78)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended March 31, 1998, a dividend yield of $-0-, an expected volatility of 223.56%, risk-free interest rate of 6.5%; and expected life of five years. The weighted-average fair value of options granted was $0.42 for the year ended March 31, 1998.

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

[C] In September 1997, the Company issued 50,000 shares of common stock to an officer of the Company in connection with the acquisition of Orchard Annie, Inc. Goodwill of $25,000 was recorded [See Note 6C].

[D] In November 1997, the Company issued 25,000 shares of common stock to an employee of the Company for past services rendered. An expense of $14,060 was recorded as a result of this transaction, which represents the fair market value of the stock at time of issuance.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------



[11] Bridge Loan

On March 31, 1996, the Company borrowed an aggregate of $150,000 from seven [7] unaffiliated lenders [the "Bridge Lenders"]. In exchange for making loans to the Company, each Bridge Lender received a promissory note [the "Bridge Note"]. Each of the Bridge Notes bear interest at the rate of eight percent [8%] per annum. As of March 31, 1996, $90,000 was received in cash from the bridge loan and $60,000 was received April 4, 1996. The principal balance of $150,000 and interest for $4,208 was paid August 5, 1996.

[12] Note Payable

A note payable as of March 31, 1998 of $21,607 is due in October of 2002 with interest at 10.79% per annum. The note is collateralized by transportation equipment.

Maturities of the notes payable as of March 31, 1998 are as follows:

March  31,
   1999                                     $   3,942
   2000                                         4,389
   1001                                         4,887
   2002                                         5,441
   2003                                         2,948
   Thereafter                                      --
                                            ---------

   Total                                    $  21,607
   -----                                    =========

[13] New Authoritative Pronouncements

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

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------



[14] Financial Instruments

Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain instruments, including cash and cash equivalents, accounts receivable and accounts payable, it was assumed that the carrying amount approximated fair value because of the short maturities of these instruments. The fair value of long-term debt is estimated based on rates at which the Company could borrow funds with similar remaining maturities. The fair value of the Company's debt approximates its carrying value.

[15] Commitments and Contingencies

[A] Employment Agreements - As of March 31, 1998, the Company has 3 employment agreements with executives of the Company that expire between the years 2000 through 2001. The annual commitments for compensation aggregate between $293,000 and $250,000, respectively. In addition, the Company has agreed to grant to an executive 20,000 common stock options each year as a bonus for the next three years, exercisable at $6.00 per share for a period of four years. The 20,000 common stock options, exercisable at $6.00 were not issued. On January 16, 1998, the Company issued 100,000 common stock options exercisable at $0.875 to this same executive. The Company also agreed to grant to another executive 100,000 common stock options on each of March 31, 1998 and March 31, 1999, exercisable at fair market value at date of grant. The options relating to this agreement were issued on January 16, 1998 at fair market value [See Note 9].

During February 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements through 2001. As a result of this agreement, deferred compensation of $2,000,000 was recorded and related amortization of $475,000 and $100,000 was expensed for the years ended March 31, 1998 and 1997, respectively.

[B] Consulting Agreements - In February 1997, Perry's issued 200,000 shares of Perry's common stock to a consultant for services to be performed over the next three years. On June 4,1997, this agreement was amended extending the period of service one additional year. This agreement was valued at $450,000 and recorded as deferred compensation. Amortization of $110,000 and $37,500 was recorded as amortization expense for the year ended March 31, 1998 and 1997, respectively.

[C] Consulting Agreement - On May 23, 1997, the Company entered into a consulting agreement whereby the Consultant agrees to provide the Company with consulting services in connection with financial management and other general consulting as required by the Company. In consideration for these services, the Company issued in June of 1997 an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.875 per share valued at $16,000. In addition, the agreement also calls for a per diem payment of $300, whenever the consultant's services are requested by the Company.

[D] Royalty Agreements - In connection with the acquisition of Orchard Annie, Inc., the Company has agreed to pay a royalty payment of $0.25 for a 12 pack case for each of the first 500,000 cases sold and $0.125 per case thereafter for a period of fifteen years. Royalty expense of $3,894 was recorded for the year ended March 31, 1998.

In addition, the Company has agreed to pay to a graphic design firm a royalty of $0.0125 for a 12 pack case sold for design services rendered. Royalty expense of $207 was recorded for the year ended March 31, 1998 under this agreement.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------


[15] Commitments and Contingencies [Continued]

[E] Loan Guarantee - During the year, the Company recognized a preexisting lien on the assets of Old Marlborough to guarantee a loan of the previous owner of Old Marlborough, a current employee of the Company. On May 14, 1998, a lien on Perry's assets was issued. All the assets of Perry's guarantees the debt of approximately $76,000 at March 31, 1998. The debt is being paid by the previous owner of Old Marlborough.

[F] Pledged Inventory - In October of 1996, the Company's former Parent entered into a loan and pledged all assets, including Perry's finished goods inventory, as collateral.

[16] Leases

[A]  Future  minimum   payments  under   non-cancelable   operating  leases  for
transportation equipment, kegs and office space are as follows at March 31, 1998:

1999                                $  28,507
2000                                   22,200
2001                                    2,634
2002                                       --
2003                                       --
Thereafter                                 --
                                    ---------

  Total Minimum Lease Payments      $  53,341

[B] Rent expense for the year ended March 31, 1998 and 1997 was $12,480 and $4,880, respectively. During the year ended March 31, 1997, rent of $750 was paid on a monthly basis to an officer of the Company for use of office space. This arrangement was terminated in June of 1997, when the Company moved its office to its current address.

[C] Rental Agreement - In May of 1997, the Company entered into a three year lease for office space with monthly rent of $1,200 for the first year, $1,248 and $1,297 for each of the two years thereafter.

[17] Impairment of Long-Lived Assets

During the fiscal year ending March 31, 1998, the Company recorded an impairment loss of $545,764 from the write down of goodwill and other intangibles. As a result of the current year's loss and the necessary revisions to the projected future undiscounted cash flows, there is no longer justification for the carrying value of the goodwill and intangibles allocated to Riverosa and Old Marlborough Brewing Co., Inc., including unamortized distribution rights and the unamortized balance of intangible assets related to design work done for Perry's and Post Road beer brands. Fair value of goodwill and intangibles was based on the present value of estimated expected future cash flows from the related assets. As of March 31, 1998, goodwill of $92,348 and related accumulated amortization of $15,970 relates to the purchase of Orchard Annie, Inc. and is expected to be fully recoverable.

The following table presents the write down of good will and other intangible assets at March 31, 1998:

                                                 Accumulated
                                        Cost    Amortization   Writedown

Goodwill Riverosa                   $  246,000  $   98,400    $  147,600
Goodwill Old Marlborough            $  264,062  $   79,218       184,844
Other Intangible Assets             $  166,264  $   13,634       152,630
Distribution Rights                 $   86,700  $   26,010        60,690
                                                              ----------

  Total                                                       $  545,764
  -----                                                       ==========

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------



[18] Subsequent Events

[A] Letter of Intent - On May 14, 1998, the Company entered into a letter of intent with Village Cannery of Vermont, Inc. The Company was granted an option to acquire all of the assets for $2,000,000 in cash. This option is valid through September 1, 1998. Village Cannery of Vermont, Inc. is a producer of organic and all natural applesauce under the tradename of Vermont Village and Village Company as well as a producer of sauces, salsas, jams and other such products. The Company does not presently have funds available to pay the $2,000,000 and has not identified any potential source for such funds.

[B] Post Road Sale - On May 18, 1998, the Company sold the assets, all rights to licenses, permits and contracts, and all trademarks, tradenames and processes of the Post Road beer brand with a net book value of approximately $131,500 to the Brooklyn Brewery Corporation ["BBC"] for consideration of $330,000 of which $10,000 is in cash. The Company executed a secured promissory note for the balance of $320,000. In addition, the purchaser put $35,000 into escrow to satisfy the outstanding tax liability for an executive of Old Marlborough.

[19] Subsequent Event [Unaudited]

Acquisition of Leroux Creek Food Corporation - On July 2, 1998, the Company acquired the rights, title and interest, customer lists, distribution rights and related recipes for applesauce and applesauce blends of Leroux Creek applesauce brand for the sum of $650,000 from the Leroux Creek Food Corporation. The Company paid $62,500 and executed a note with the seller in the amount of $587,500 with 9% interest payable on or before January 2,1999. The parties agreed that the $62,500 would be liquidated damages in the event the Company is not able to locate adequate financing. In the event the Company can not make the payment when due the ownership of the Leroux Creek brand will revert to the seller. The Company does not presently have funds available to pay the note in full and has not identified any potential source for such funds. The Company's ability to pay the note and retain ownership of the Leroux Creek brand will be dependent upon its success in identifying sources for such financing, on a timely basis, and on terms acceptable to the Company. The Company also issued options to purchase 250,000 shares of common stock at fair market value at the date of the grant.




                            . . . . . . . . . . . . .

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

  The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below.

      Name                             Age              Position Held

Robert Sipper                          44          President, Chief Executive
                                                   Officer, Chief Financial
                                                   Officer, Principal ccounting
                                                   Officer and Director

Mark Butler                            46          Vice President-Sales and
                                                   Secretary and Director

Background of Executive Officers and Directors

  Robert Sipper has been Chief Executive Officer and Chief Financial Officer of the Company since March 1, 1996. He has served as a director of Bev-Tyme, Inc. since November 1993 and Chief Executive Officer and President of Bev-Tyme, Inc. since January, 1994. He graduated with a J.D. degree from Vermont Law School in 1978 and entered private practice. He was associated with Dubbs, Leopold, Davis & DePodwin, Attorneys at Law from 1979-1981. He became a partner in the law firm of Leopold & Sipper, Attorneys at Law, from 1981 to March 1989. In March, 1989, Mr. Sipper left the private practice of law and became Chief Operating Officer/Executive Vice President of Mootch & Muck, which was the master Evian distributor for the Metropolitan New York - New Jersey territory as well as the distributor of many other beverages and selected specialty foods. Mr. Sipper established a subdistributor network for Evian and other products in this territory. In 1990, Mr. Sipper negotiated the sale of Mootch & Muck's Evian Master Distributor Agreement to Canada Dry Bottling Company of New York.

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

  Matthew L. Harriton has served on the Company's Board of Directors since January 3, 1996. Mr. Harriton is the Chief Financial Officer of Embryo
Development Corporation. Embryo Development Corporation is a public company which trades on NASDAQ and which specializes in developing and distributing medical devices. Prior to joining Embryo Development Corporation, Mr. Harriton's professional experience included positions at CIBC Wood Gundy Securities Corporation as an associate from June 1994 to December 1995, Coopers & Lybrand as a senior associate from December 1990 to May 1994, and The First Boston Corporation as a senior accountant from June 1986 to June 1988. Through private investments Mr. Harriton has been involved with the start-up and development of several restaurants located in Manhattan. Mr. Harriton also serves as a director of Decor Group, Inc., a public company which trades on the OTC Bulletin Board and is involved in the home decorating industry. Mr. Harriton also serves as a director of Superior Supplements, Inc., a public company which trades on the OTC Bulletin Board and which manufactures and sells dietary supplements and specialty nutritional supplements in bulk tablet, capsule and powder form. He is a graduate of Lehigh University and received his M.B.A. from Duke University's Fuqua School of Business. On June 16, 1998 Mr. Harriton resigned from the Board of Directors.

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

  Except as provided below, to the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended March 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

Item 10. EXECUTIVE COMPENSATION.

  The following table sets forth the compensation paid to the Named Executive Officers for the fiscal year ending March 31, 1998.

                           Summary Compensation Table

                              Annual Compensation Awards Long-Term Compensation

     (a)                      (b)   (c) (d)      (e)        (f)
                                            Other Annual Restricted Stock Option
Name and Principal Position   Year  Salary   Compensation   Award        Grants

Robert Sipper, President
 and Chief Executive
 Officer                      1998 $116,296         -0-        -0-         -0-

Mark Butler                   1998 $111,940         -0-        -0-         -0-
  Vice President - Sales

The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's Chief Executive Officer and the other executive officers named in the above Summary Compensation Table.

                      Option/SAR Grants In Last Fiscal Year

    Name      Number of Securities   Percent of Total   Exercise or
                   Underlying     Options/SARS Granted toBase Price  Expiration
                  Options/SARS   Employees in Fiscal Year ($/Sh)        Date
                 Granted (#) (1)

Robert Sipper     6/97- 125,000          8.8%            0.875         2012
                 9/97 - 100,000          7.0%            0.50          2012
                 1/98 - 200,000          14.0%           0.16          2013
Mark Butler      6/97 - 125,000          8.8%            0.875         2012
                 9/97 - 100,000          7.0%            0.50          2012
                 1/98 - 200,000          14.0%           0.16          2013
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

     Aggregate Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values



                                     Number of
                                     Securities               Value of
                                    Unexercised              Unexercised
              Shares       Value     Underlying              in the Money
           Acquired on    Realized  Options/SARS             Options/SARs
Name      Exercise (#)(1)    $      at FY-End(#)            at FY-End($)(2)

                                    Exercisable Unexercisable Exercisable Unexercisable

Robert Sipper   -0-         -0-      --------   --------          $-0-          $-0-

Mark Butler     -0-         -0-      --------   --------          $-0-          $-0-

      Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company. The members of the Board of Directors meet at least quarterly during the Company's fiscal year, and at such other times duly called.

Employment Agreements

      As of April 4, 1996, and as amended in November 1996, February 1997 and in March 1997, the Company entered into a five (5) year employment agreement with Mark Butler pursuant to which Mr. Butler serves as the Company's Vice President of Sales and Chief Operating Officer and was elected to the Company's Board of Directors. The employment agreement, as amended, provides for Mr. Butler to receive a salary of $25,000 per annum until the closing of the Initial Public Offering, and thereafter $50,000 per annum until November 1, 1996, and thereafter $75,000 per annum until March 10, 1997, and thereafter $110,000 per annum. The employment agreement, as amended, also provides for payment of an annual bonus at the sole discretion of the Company's Board of Directors. In addition, on each of March 31, 1998, and March 31, 1999, the Company agreed, pursuant to the employment agreement, as amended, to grant Mr. Butler an option to purchase 100,000 shares of Common Stock exercisable at fair market value on the date of issuance. Further, the employment agreement as amended provides that the Company issue to Mr. Butler 200,000 shares of the Company's Common Stock on February 11, 1997. Such shares were issued in February 1997. In March 1997, Mr. Butler's salary was increased to $110,000 per annum in accordance with his employment agreement, as amended.

      As of April 4, 1996 and as amended on February 1, 1997, the Company entered into a five (5) year employment agreement with Robert Sipper pursuant to which Mr. Sipper serves as the Company's President and Chief Executive Officer. The agreement provides for Mr. Sipper to receive a salary of $50,000 per annum. In October 1996, Mr. Sipper exercised his option pursuant to the employment agreement to transfer his Bev-Tyme salary of $106,650 to the Company. Mr. Sipper's salary was subsequently reduced voluntarily to $120,000, until Mr. Sipper gives notice that his full salary should be reinstated.

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

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

      The following table sets forth as of June 17, 1998, certain information with respect to the beneficial ownership of Common Stock and Preferred Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:



                                     Percentage (%)               Percentage (%)
Name and Address of Shares of Common      of         Shares of       of Total
Beneficial Owner (1)  Stock Owned    Common Stock Preferred Stock Combined Vote

Robert Sipper            625,000(2)       14.2          0.0          14.2

Hartley T. Bernstein(3)  300,000(4)        7.3          0.0           7.3

Matthew Harriton         425,000(5)       10.1          0.0          10.1

Mark Butler              675,000(6)       15.1          0.0          15.1

All officers and
directors as a group
(three (3) persons)    1,725,000          31.3          0.0          31.3

(1) The address of each Stockholder shown above except as otherwise indicated is c/o Perry's Majestic Beer, Inc., 38 West 32nd Street, Suite 801, New York, New York 10001.

(2) Includes 425,000 shares of Common Stock underlying options to purchase 425,000 shares of Common Stock of the Company.

(3) Mr. Bernstein is a consultant to the Company and legal counsel to the Company.

(4) Includes 100,000 shares of Common Stock underlying an option to purchase 100,000 shares of Common Stock of the Company.

(5) Includes 425,000 shares of Common Stock underlying options to purchase 425,000 shares of Common Stock of the Company.

(6) Includes 425,000 shares of Common Stock underlying options to purchase 425,000 shares of Common Stock of the Company.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On October 26, 1995, Bev-Tyme, Inc. entered into a letter of intent to acquire Riverosa for the sum of $250,000. As part of that understanding, Bev-Tyme agreed that Riverosa or its successors would enter into a three (3) year employment agreement with Mark Butler at an annual salary of $25,000 year, subject to appropriate increase in the event Riverosa (or it successors) successfully completed an initial public offering of its securities resulting in net proceeds in excess of $2,000,000. The Employment Agreement would also provide for an annual bonus as well as stock options based upon performance. In January 1996, Bev-Tyme, Inc. assigned its rights under the letter of intent to the Company, which entered into a definitive agreement with Riverosa on March 29, 1996, pursuant to which the Company agreed to pay the sum of $250,000 to acquire Riverosa. As of April 4, 1996, and as amended in November 1996, February 1997 and March 1997, the Company entered into a five (5) year employment agreement with Mark Butler pursuant to which Mr. Butler serves as the Company's Vice President of Sales and Chief Operating Officer and was elected to the Company's Board of Directors. The employment agreement, as amended, provides for Mr. Butler to receive a salary of $25,000 per annum until the closing of the Initial Public Offering, and thereafter $50,00 per annum until November 1, 1996, and thereafter $75,000 per annum until March 10, 1997, and thereafter $110,000 per annum. The employment agreement, as amended, also provides for payment of an annual bonus at the sole discretion of the Company's Board of Directors. In addition, on each of March 31, 1998, and March 31, 1999, the Company agreed, pursuant to the employment agreement, as amended, to grant Mr. Butler an option to purchase 100,000 shares of Common Stock exercisable at fair market value on the date of issuance. Further, the employment agreement, as amended provides that the Company issue to Mr. Butler 200,000 shares of the Company's Common Stock on February 11, 1997. Such shares were issued in February 1997. In March 1997, Mr. Butler's salary was increased to $110,000 per annum in accordance with his employment agreement, as amended. The Agreement provides further that Mark Butler, one of the principal shareholders of Riverosa be appointed to the Company's board of directors on April 1, 1996. A contract deposit of $150,000 was paid into escrow upon execution of the agreement and the balance of $100,000 was paid pursuant to a promissory note bearing interest at a rate of 12 percent (12%) per year on the closing of the Initial Public Offering.

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

     On July 30, 1996, the Company completed its Initial Public Offering of 583,335 shares of Common Stock at $6.00 per share, and the concurrent offering of securities by certain selling security holders. The net proceeds of the offering were approximately $2,500,000.

     On September 20, 1996, the Company acquired the operating assets of Old Marlborough Brewing Company, Inc. ("Old Marlborough"), a Massachusetts producer of microbrewed beer and ale. The acquisition included all rights to produce and market Post Road Pale Ale, a microbrewed product distributed throughout Massachusetts. The aggregate purchase price was $85,513 and the issuance of 25,000 shares of Common Stock of the Company. The Company also paid [$86,700] [$75,000] to reacquire the distribution rights for Post Road. In addition, the Company entered into a four (4) year employment agreement with Austin J. Moran, a principal of Old Marlborough, pursuant to which Mr. Moran serves as a manager of the Company and receives an annual salary of $50,000 for the first year, $55,000 for the second year, $60,000 for the third year and $65,000 for the fourth year. The Agreement provides further that, as additional consideration, on each of August 31, 1997, August 31, 1998 and August 31, 1999, the Company shall grant Mr. Moran options to purchase 20,000 shares of the Company's Common Stock exercisable at $6.00 per share, for a period of four (4) years.

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

     In January 1997, the Company was paid a dividend of 1.31 shares of common stock for each share of the 400,000 Series C Preferred Stock of Bev-Tyme held by the Company as of December 27, 1996 (convertible into 7,200,000 shares of Common Stock of Bev-Tyme).

     During February 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements through 2001.

     In March 1997, the Company entered into an agreement to acquire all of the issued and outstanding stock of Orchard Annie, Inc., a corporation wholly-owned and controlled by Mark Butler, the Vice President-Sales, Chief Operating Officer and a director of the Company. The aggregate purchase price was $67,000 and the issuance of 50,000 shares of Common Stock of the Company in June 1997. Pursuant to the purchase, the Company acquired all rights to produce and market Quigley's Applesauce, a line of premium, 100% natural, single-served sized apple sauces. The Agreement further provided for the payment to Mr. Butler of royalty payments equal to $0.50 per case of Quigley's Applesauce for the first 500,000 cases and $0.25 per case thereafter during the period of fifteen (15) years from the closing date. The royalty was recalculated to $.25 for a case of 12 units for the first 500,000 cases and $.125 for a case of 12 units thereafter

     On April 17, 1997, the Company loaned to Bev-Tyme the sum of $100,000 pursuant to the terms of a Promissory Note issued in connection with that loan. Bev-Tyme was required to repay the entire principal plus interest on or before April 16, 1998. The Company retained the right, in its sole discretion, to reacquire 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme in full satisfaction of the Note or to receive payment of the principal plus accrued interest. On June 13, 1997 the Company exercised its right to reacquire the 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme in full satisfaction of the Note payable.

     In June 1997, the Company issued 375,000 options to purchase 375,000 shares of Common Stock exercisable at $0.875 per share for a period of 10 years. Each of Robert Sipper, the Company's President, Mark Butler, the Company's Vice President-Sales and Matthew Harriton, a director of the Company received 125,000 options. Hartley T. Bernstein, a consultant to the Company and a member of Bernstein & Wasserman, LLP, counsel to the Company received 100,000 options.

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

     On September 23, 1997, the Company issued an aggregate of 300,000 options to purchase 300,000 shares of Common Stock exercisable at $0.50 per share for a period of 10 years. Each of Robert Sipper, the Company's President, Mark Butler, the Company's Vice President, Matthew Harriton, a director of the Company each received 100,000 options.

     In September 1997, the Company issued 50,000 shares of common stock to an officer of the Company in connection with the acquisition of Orchard Annie, Inc.

     On November 21, 1997, the Company issued 25,000 shares of common stock to A J Moran, an employee of the Company.

     On January 16, 1998 the Company issued an aggregate of 600,000 options to purchase 600,000 shares of Common Stock exercisable at $0.16 per share for a period of 10 years. Each of Robert Sipper, the Company's President, Mark Butler, the Company's Vice President, Matthew Harriton, a director of the Company each received 200,000 options.

     On January 16, 1998 the Company issued an option to purchase 100,000 shares of Common Stock, exercisable at $.16 per share for a period of ten years to A.
J. Moran, an employee of the Company as a bonus.

     On January 21, 1998 the Company issued an option to purchase 50,000 shares of Common Stock, exercisable at $.16 per share for a period of ten years to Jesus Cardona, an employee of the Company, as a bonus.


General

     The Company believes that material affiliated transactions between the Company and its directors, officers, principal shareholders or any affiliates thereof have been and will be in the future on terms no less favorable than could be obtained from unaffiliated third parties.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

Item                       1.              EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

     The following financial statements are included in Part II, Item 7:

Index to Financial Statements

Report of Independent Certified Public Accountants                F-1

Consolidated Balance Sheet as of March 31, 1998                   F-2

Consolidated Statements of Operations for the years ended
 March 31, 1998 and 1997                                          F-3

Consolidated Statements of Stockholders' Equity for the years
  ended March 31, 1998 and 1997                                   F- 4  F-5

Consolidated Statements of Cash Flows for the years ended
  March 31, 1998 and 1997                                         F-6   F-7

Notes to consolidated financial statements                        F-8 - F-18

(a) (2)Exhibits

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

4.02*       Specimen Certificate for Class A Redeemable Common Stock Purchase
            Warrant.

4.03* Form of Warrant Agreement by and among the Company and American Stock Transfer & Trust Company.

4.04*       Form of Underwriter's Unit Purchase Option.

10.01*      Bridge Loan Agreements and Related Promissory Notes.

10.02*      1996 Stock Plan.

10.03* Agreement by and between the Company and Riverosa dated March 31, 1996.

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

10.06* Agreement by and between the Company and Hoboken Brewing Company dated July 15, 1996.

10.07* Employment Agreement by and between the Company and Robert J. Sipper dated April 4, 1996.

10.08* Employment Agreement by and between the Company and Mark Butler dated April 4, 1996.

10.09** Asset Purchase Agreement by and between the Company and Old Marlborough Brewing Company, Inc. dated September 20, 1996.

10.10** Consulting Agreement by and between the Company and Hartley T. Bernstein dated January 1, 1997.

10.11** Stock Purchase Agreement by and between the Company and Mark Butler dated March , 1997.

10.12** Amendment No. 1 to Employment Agreement by and between the Company and Robert J. Sipper dated February 3, 1997.

10.13** Amendment No. 1 to Employment Agreement by and between the Company and Mark Butler dated November 1, 1997.

10.14** Amendment No. 2 to the Employment Agreement by and between the Company and Mark Butler dated February 3, 1997.

10.15** Amendment No.3 to the Employment Agreement by and between the Company and Mark Butler dated March 10, 1997.

10.16** Employment Agreement by and between the Company and A.J. Moran dated September 17, 1996.

10.17**     Promissory Note made by Bev-Tyme, Inc. dated April 17, 1997.

10.18** Consulting Agreement by and between the Company and The Falcon Management Company, Inc. dated May 23, 1997.

10.19** Amendment to Consulting Agreement by and between the Company and Hartley T. Bernstein dated June 4, 1997.

10.20       Letter of Intent with Village Cannery of Vermont dated May 4, 1998

10.21 Asset Purchase Agreement by and between Company and The Brooklyn Brewery Corporation dated May 18, 1998.

10.22 Agreement to Purchase and Market Brand Name and Recipes by and between Leroux Creek Food Corporation and the Company dated June 30, 1998.


* Incorporated by reference to Registrant's Registration Statement on Form SB-2, and amendments thereto, Registration No. 333-3458 declared effective on July 30, 1996.

** Incorporated by reference to the Company's Annual Report on Form 10KSB for the fiscal year ended March 31, 1997 (File No. 0-21079).


(b)   Reports on Form 8-K.

      (i) Form 8-K dated May 22, 1998 wherein the Company reported information under Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements and Exhibits.

      (ii) Form 8-K dated July 2, 1998 wherein the Company reported information under Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements and Exhibits.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 13 day of July, 1998.

                                         PERRY'S MAJESTIC BEER, INC.

                                         By:/s/Robert J. Sipper
                                            ----------------------
                                            Robert J. Sipper
                                            President, Chief Executive Officer,
                                            Chief Financial Officer and Chief
                                            Principal Accounting Officer


  In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature                             Title                     Date

/s/Robert J. Sipper          Chief Executive Officer,       July 13, 1998
---------------------------
Robert J. Sipper             Chief Financial Officer,
                             Principal Accounting Officer
                             and Director


/s/Mark Butler               Vice President                 July 13, 1998
Mark Butler                  Secretary and Director