Form 10QSB
period 1998-03-31
PERRYS MAJESTIC BEER INC
filed 1998-08-11
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     June 30, 1998    Commission File Number       0-21079

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

                              Yes   X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1998 was 3,783,335.

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



                                                              Page to Page
Item 1.  Financial Statements

   Consolidated Balance Sheet as of June 30, 1998 [Unaudited].. 1.....  2

   Consolidated Statements of Operations for the three months ended
   June 30, 1998 and 1997 [Unaudited].......................... 3.....

   Consolidated Statement of Stockholders' Equity for the three months ended
   June 30, 1998 [Unaudited]................................... 4.....

   Consolidated Statements of Cash Flows for the three months ended
   June 30, 1998 and 1997 [Unaudited].......................... 5.....

   Notes to Consolidated Financial Statements [Unaudited]...... 6..... 17

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations...................18......22

Signature......................................................23......





                         . . . . . . . . . . . . . . .

Item 1:

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1998.
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash                                                                  $   134,195
  Accounts Receivable - Net                                                  61,589
  Inventory                                                                 111,413
  Prepaid Insurance                                                           5,254
  Note Receivable                                                           111,668
                                                                        -----------

  Total Current Assets                                                      424,119

Furniture, Fixtures and Equipment - Net                                      57,104
                                                                        -----------

Other Assets:
  Goodwill - [Net of Accumulated Amortization of $20,587]                    71,761
  Other Assets                                                                2,600
  Note Receivable                                                            58,332
  Deposit                                                                    63,500
                                                                        -----------

  Total Other Assets                                                        196,193

  Total Assets                                                          $   677,416
                                                                        ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1998.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                      $    65,442
  Accrued Expenses                                                           16,775
  Note Payable                                                                3,991
                                                                        -----------

  Total Current Liabilities                                                  86,208

Note Payable                                                                 16,670

Commitments and Contingencies [15]                                               --

Stockholders' Equity:
  Preferred  Stock,  $.001 Par Value Per Share,  15,000,000  Blank Check  Shares
   Authorized,  Convertible  Class A - Issued and  Outstanding,  500,000 Shares;
   Non-Convertible Class B - No Shares Issued [Aggregate Liquidation Preferences
   $100,000] 500

  Common Stock - $.0001 Par Value, Authorized 25,000,000 Shares,
   Issued and Outstanding, 3,783,335 Shares                                     378

  Additional Paid-in Capital                                              5,323,329

  Retained Earnings [Deficit]                                            (3,168,419)

  Total                                                                   2,155,788
  Less: Deferred Compensation                                             1,581,250

  Total Stockholders' Equity                                                574,538

  Total Liabilities and Stockholders' Equity                            $   677,416
                                                                        ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                             Three months ended
                                                                   June 30,
                                                             1 9 9 8       1 9 9 7
                                                             -------       -------

Sales - Net                                                $   42,694   $   298,325

Cost of Goods Sold                                             40,346       234,344
                                                           ----------   -----------

  Gross Profit                                                  2,348        63,981
                                                           ----------   -----------

Selling, General and Administrative Expenses:
  Selling, Advertisement and Promotion                         36,876        44,314
  General and Administrative Expenses                         142,253       151,355
  Amortization of Deferred Compensation                       146,250       146,250
  Amortization of Goodwill                                      4,617        36,614
                                                           ----------   -----------

  Total Selling, General and Administrative Expenses          329,996       378,533
                                                           ----------   -----------

Loss on Related Party Receivable                                   --       149,743
                                                           ----------   -----------

  [Loss] from Operations                                     (327,648)     (464,295)
                                                           ----------   -----------

Gain on Sale of Post Road Brand                               197,727            --
                                                           ----------   -----------

Other [Income] Expense:
  Interest Income                                              (1,548)      (13,077)
  Interest Expense                                                574            --
                                                           ----------   -----------

  Other [Income] Expense                                         (974)      (13,077)
                                                           ----------   -----------

  [Loss] Before Income Taxes                                 (128,947)     (451,218)

Provision for Income Taxes                                         --            --
                                                           ----------   -----------

  Net [Loss]                                               $ (128,947)  $  (451,218)
                                                           ==========   ===========

  Weighted Average Number of Shares                         3,783,335     3,708,335
                                                           ==========   ===========

  Net [Loss] Per Share                                     $    (0.03)  $     (0.12)
                                                           ==========   ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------


                                                                    Additional   Retained                   Total
                                Preferred Stock     Common Stock       Paid-in   Earnings    Deferred   Stockholders'
                                Shares   Amount   Shares    Amount     Capital   [Deficit]  Compensation   Equity

  Balance - April 1, 1998       500,000 $    500 3,783,335 $    378  $5,323,329 $(3,039,472) $(1,727,500)$ 557,235

Amortization of Deferred
  Compensation                       --       --        --       --          --          --      146,250   146,250

Net [Loss] for the three months
  ended June 30, 1998                --       --        --       --          --    (128,947)          --  (128,947)
                               -------- -------- --------- --------  ---------- -----------  ----------- ---------

  Balance - June 30, 1998       500,000 $    500 3,783,335 $    378  $5,323,329 $(3,168,419) $(1,581,250)$ 574,538
                               ======== ======== ========= ========  ========== ===========  =========== =========



The Accompanying Note are an Integral Part of These Consolidated Financial Statements.

                                           4

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                             Three months ended
                                                                   June 30,
                                                             1 9 9 8       1 9 9 7
                                                             -------       -------

  Net Cash - Operating Activities                          $ (238,400)  $  (314,306)
                                                           ----------   -----------

Investing Activities:
  Purchase of Kegs                                                 --       (41,438)
  Purchase of Furniture and Fixtures                               --       (20,070)
  Payments for Label and Packaging Design                          --       (30,373)
  Payments for Post Road Brand                                     --        (3,268)
  Deposit for Leroux Creek Acquisition                        (62,500)           --
  Other Deposits                                               (1,000)           --
  Proceeds from Sale of Post Road Assets                      160,000            --
                                                           ----------   -----------

  Net Cash - Investing Activities                              96,500       (95,149)
                                                           ----------   -----------

Financing Activities:
  Loan Receivable from Bev-Tyme, Inc.                              --      (100,000)
                                                           ----------   -----------

  Net [Decrease] in Cash                                     (141,900)     (509,455)

Cash - Beginning of Periods                                   276,095     1,521,203
                                                           ----------   -----------

  Cash - End of Periods                                    $  134,195   $ 1,011,748
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the periods for:
   Interest                                                $      574   $        --
   Income Taxes                                            $       --   $        --

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   On May 18, 1998, the Company sold the assets, all rights to licenses, permits and contracts, and all trademarks, tradenames and processes of the Post Road
Beer brand for $330,000. The Company executed a promissory note for $320,000, and has received $160,000 in cash. As of June 30, 1998, $170,000 remains outstanding [See Note 19].

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

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

PERRY'S MAJESTIC BEER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------



[1] Organization and Nature of Business

Perry's Majestic Beer, Inc. a Delaware corporation [the "Company" or "Perry's"], was formed in December 1995. The Company's main office is in New York, New York. There were no revenue or expense activities through March 31, 1996. The Company became a subsidiary of Bev-Tyme, Inc. ["Bev- Tyme"] as of March 29, 1996. Perry's is no longer a subsidiary of Bev-Tyme, although the two companies continued to have some common management through July 17, 1997. However, for accounting purposes Perry's was treated as a subsidiary of Bev-Tyme through June 30, 1997. As a corporation, it was a separate legal entity even when it was a subsidiary. Bev-Tyme filed for bankruptcy on April 9, 1998.

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

[2] Summary of Significant Accounting Policies

[A] Basis of Reporting - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary in order to make the interim financial statements not misleading. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes, thereto, contained in the annual report on Form 10-KSB for the year ended March 31, 1998.

[B] Principles of Consolidation - The consolidated financial statements include the accounts of Perry's and its wholly-owned subsidiary. Material intercompany transactions and balances have been eliminated in consolidation.

[C] Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[D] Cash and Cash Equivalents - The Company's policy is to classify all highly liquid investments with a maturity of three months or less when purchased as cash equivalents. The Company had no cash equivalents at June 30, 1998.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



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

[F] Inventories - Inventories are stated at the lower of cost or market. Cost, which includes purchases, freight and packaging, raw materials, brew fees, and finished products is determined on the first-in, first-out basis.

[G] Furniture, Fixtures and Equipment - Furniture, fixtures and equipment are stated at cost and are depreciated over its estimated useful life of 3 to 5 years. Leasehold improvements are amortized over the lessor of the useful life of the improvements or the lease term. Depreciation and amortization are calculated using the straight-line method.

[H] Advertising Expense - Advertising costs are expensed as incurred. For the three months ended June 30, 1998 and 1997, advertising costs were approximately $15,139 and $11,737, respectively.

[I] Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions located in the New York metropolitan area.

The Company maintains cash and cash equivalent balances at a financial institution in New York. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1998, the Company's uninsured cash balance totaled approximately $28,000.

The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company established an allowance for doubtful accounts at June 30, 1998 of $19,472. The Company believes any credit risk beyond this amount would be negligible.

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

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

[L] Net [Loss] Per Share -The FASB issued SFAS No. 128, "Earnings Per Share," in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company has adopted SFAS No. 128, prior period EPS data have been restated. Basic EPS is based on average common shares outstanding and diluted EPS include the effects of potential common stock, such as, options and warrants, if dilutive. The Company has potentially dilutive securities that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Such securities may dilute EPS in future years.

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

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------



[3] Going Concern [Continued]

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

[4] Inventories

The Company's inventory consists of raw materials, packaging and finished products of $111,413.

[5] Furniture, Fixtures and Equipment and Depreciation

Furniture, fixtures and equipment and accumulated depreciation as of June 30, 1998 are as follows:

Furniture and Fixtures                         $   18,566
Transportation Equipment                           23,425
Kegs                                                8,395
Storage Equipment                                  22,810
Leasehold Improvements                              3,500
                                               ----------

Total - At Cost                                    76,696
Less:  Accumulated Depreciation                    19,592

  Net                                          $   57,104
  ---                                          ==========

Depreciation expense for the three months ended June 30, 1998 and 1997 was $3,501 and $3,616, respectively.

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

[B] Old Marlborough Brewing Co., Inc. ["Old Marlborough"] - In September of 1996, the Company acquired Old Marlborough Brewing Co., Inc.'s Post Road microbeer brand and other assets. The Company paid $172,213, of which $35,513 was for inventory and equipment and $86,700 was to repurchase distribution rights. In February 1997, the Company issued 25,000 shares of common stock valued at approximately $214,000 as additional consideration for the acquisition of Old Marlborough. Goodwill of $264,062 was recorded and was amortized over five years under the straight-line method. For the three months ended June 30, 1997, amortization of goodwill was approximately $13,203. As of March 31, 1998, the unamortized balance of goodwill of $184,844 and the unamortized balance of distribution rights of $60,690 were written-off [See Note 17].

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------



[6] Acquisitions [Continued]

[C] Orchard Annie, Inc. - In March 1997, Perry's entered into an agreement to acquire all of the stock of Orchard Annie, Inc., an all natural apple sauce company from an officer of the Company for approximately $67,000 in cash and recorded goodwill for the full value. Additionally, in September of 1997, Perry's issued 50,000 shares of common stock to the same officer in connection with the sale. The fair value of these shares of $25,000 is allocated to goodwill. The combination is accounted for by the purchase method. In addition, the Company agreed to pay an officer of the Company, who was also the sole shareholder of Orchard Annie, Inc., a royalty payment of $.25 for a case of 12 units for the first 500,000 cases and $.125 for a case of 12 units thereafter for a period of fifteen years. For the three months ended June 30, 1998 and 1997, royalty expense was $542 and $1,097, respectively.

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

[B] Loss on Related Party Receivable - In 1997, the Company had a receivable for $149,742 from it's former parent for beer sales distributed by Mootch and Muck, Inc. Due to the financial condition of Bev- Tyme this receivable was written off.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
------------------------------------------------------------------------------



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

The major components of deferred income tax assets and liabilities are as follows:

                                                 March 31,
                                                  1 9 9 8
Deferred Tax Liabilities
  Accelerated Depreciation                      $  (2,250)
                                                =========

Deferred Tax Assets:
  Net Operating Loss                            $  720,311
  Excess Book Amortization Over Tax                 27,910
  Reserves                                           6,750
  Book Writedown of Goodwill                       201,452
  Deferred Compensation                            324,900
                                                ----------

  Total                                         $1,281,323

Net Deferred Tax Asset:
  Before Valuation Allowance                    $1,279,073
  Valuation Allowance                            1,279,073

  Net Deferred Income Tax Asset                 $       --
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

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]
------------------------------------------------------------------------------



[9] Stock Options [Continued]

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

A summary of stock option activity under the plan is as follows:

                                                         Weighted Average
                                               Common     Exercise Price
                                                Stock      Common Stock

Outstanding on April 1, 1998                        --             --
  Granted                                    1,625,000      $    0.48
  Exercised                                         --             --
  Forfeited/Expired                                 --             --
                                             ---------      ---------

  Outstanding and Exercisable on March 31 and
   June 30, 1998                             1,625,000      $    0.48
   -------------                             =========      =========

The following table summarizes information about stock options outstanding and exercisable at June 30, 1998. The common stock options issued to officers, directors and employees do not expire and may be exercised at anytime. The 200,000 common stock options issued to consultants at an exercise price of $0.875 have a weighted average remaining contractual life of 3.5 years. All other options expire in 10 years.

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

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
------------------------------------------------------------------------------



[10] Common Stock [Continued]

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

[12] Note Payable

A note payable as of June 30, 1998 of $20,661 is due in October of 2002 with interest at 10.79% per annum. The note is collateralized by transportation equipment.

Maturities of the notes payable as of June 30, 1998 are as follows:

June 30,
   1999                                     $   3,991
   2000                                         4,340
   2001                                         4,838
   2002                                         5,392
   2003                                         2,100
   Thereafter                                      --
                                            ---------

   Total                                    $  20,661
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

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
[UNAUDITED]
------------------------------------------------------------------------------



[13] New Authoritative Pronouncements [Continued]

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure about Pension and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15,1997. The modified disclosure requirements are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In June  1998,  the  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15,1999. The Company will evaluate the new standard to determine any required new disclosures or accounting.

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

[15] Commitments and Contingencies

[A] Employment Agreements - As of June 30, 1998, the Company has 2 employment agreements with executives of the Company that expire in the year 2001. The annual commitments for compensation are approximately$230,000 each year. In addition, the Company has agreed to grant to an executive 20,000 common stock options each year as a bonus for the next three years, exercisable at $6.00 per share for a period of four years. The 20,000 common stock options, exercisable at $6.00 were not issued. On January 16, 1998, the Company issued 100,000 common stock options exercisable at $0.875 to this same executive. The Company also agreed to grant to another executive 100,000 common stock options on each of March 31, 1998 and March 31, 1999, exercisable at fair market value at date of grant. The options relating to this agreement were issued on January 16, 1998 at fair market value [See Note 9].

During February 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements through 2001. As a result of this agreement, deferred compensation of $2,000,000 was recorded and related amortization of $118,750 was expensed for both of the three months ended June 30, 1998 and 1997.

[B] Consulting Agreements - In February 1997, Perry's issued 200,000 shares of Perry's common stock to a consultant for services to be performed over the next three years. On June 4,1997, this agreement was amended extending the period of service one additional year. This agreement was valued at $450,000 and recorded as deferred compensation. Amortization of $27,500 was recorded as amortization expense for both the three months ended June 30, 1998 and 1997.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
[UNAUDITED]
------------------------------------------------------------------------------



[15] Commitments and Contingencies [Continued]

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

[D] Royalty Agreements - In connection with the acquisition of Orchard Annie, Inc., the Company has agreed to pay a royalty payment of $0.25 for a 12 pack case for each of the first 500,000 cases sold and $0.125 per case thereafter for a period of fifteen years. Royalty expense of $542 and $1,097was recorded for the three months ended June 30, 1998 and 1997, respectively.

In addition, the Company has agreed to pay to a graphic design firm a royalty of $0.0125 for a 12 pack case sold for design services rendered. Royalty expense of $27 was recorded for the three months ended June 30, 1998 under this agreement.

[E] Loan Guarantee - During the year, the Company recognized a preexisting lien on the assets of Old Marlborough to guarantee a loan of the previous owner of Old Marlborough, a current employee of the Company. On May 14, 1998, a lien on Perry's assets was issued. All the assets of Perry's guarantees the debt of approximately $74,000 at June 30, 1998. The debt is being paid by the previous owner of Old Marlborough.

[F] Pledged Inventory - In October of 1996, the Company's former Parent entered into a loan and pledged all assets, including Perry's finished goods inventory, as collateral.

[16] Leases

[A]  Future  minimum   payments  under   non-cancelable   operating  leases  for
transportation equipment, kegs and office space are as follows at June 30, 1998:

1999                                $  18,756
2000                                   17,289
2001                                       --
2002                                       --
2003                                       --
Thereafter                                 --
                                    ---------

  Total Minimum Lease Payments      $  36,045

[B] Rent expense for the three months ended June 30, 1998 and 1997 was $3,756 and $1,500, respectively. During the year ended March 31, 1997, rent of $750 was paid on a monthly basis to an officer of the Company for use of office space. This arrangement was terminated in June of 1997, when the Company moved its office to its current address.

[C] Rental Agreement - In May of 1997, the Company entered into a three year lease for office space with monthly rent of $1,200 for the first year, $1,248 and $1,297 for each of the two years thereafter.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
[UNAUDITED]
------------------------------------------------------------------------------



[17] Impairment of Long-Lived Assets

During the fiscal year ending March 31, 1998, the Company recorded an impairment loss of $545,764 from the write down of goodwill and other intangibles. As a result of the current year's loss and the necessary revisions to the projected future undiscounted cash flows, there is no longer justification for the carrying value of the goodwill and intangibles allocated to Riverosa and Old Marlborough Brewing Co., Inc., including unamortized distribution rights and the unamortized balance of intangible assets related to design work done for Perry's and Post Road beer brands. Fair value of goodwill and intangibles was based on the present value of estimated expected future cash flows from the related assets. As of June 30, 1998, goodwill of $92,348 and related accumulated amortization of $20,587 relates to the purchase of Orchard Annie, Inc. and is expected to be fully recoverable.

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

[18] Letter of Intent

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

[19] Post Road Sale

On May 18, 1998, the Company sold the assets, all rights to licenses, permits and contracts, and all trademarks, tradenames and processes of the Post Road beer brand with a net book value of approximately $131,500 to the Brooklyn Brewery Corporation ["BBC"] for consideration of $330,000 of which $10,000 is in cash. The Company executed a secured promissory note for the balance of $320,000 and has received $160,000 on this note. In addition, the purchaser put $35,000 into escrow to satisfy the outstanding tax liability for an executive of Old Marlborough.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
[UNAUDITED]
------------------------------------------------------------------------------




[20] Subsequent Event

Acquisition of Leroux Creek Food Corporation - On July 2, 1998, the Company acquired the rights, title and interest, customer lists, distribution rights and related recipes for applesauce and applesauce blends of Leroux Creek applesauce brand for the sum of $650,000 from the Leroux Creek Food Corporation. On June 2, 1998, the Company paid $62,500 and on July 2, 1998 executed a note with the seller in the amount of $587,500 with 9% interest payable on or before January 2,1999. The parties agreed that the $62,500 would be liquidated damages in the event the Company is not able to locate adequate financing. In the event the Company can not make the payment when due the ownership of the Leroux Creek brand will revert to the seller. The Company does not presently have funds available to pay the note in full and has not identified any potential source for such funds. The Company's ability to pay the note and retain ownership of the Leroux Creek brand will be dependent upon its success in identifying sources for such financing, on a timely basis, and on terms acceptable to the Company. The Company also issued options to purchase 250,000 shares of common stock at fair market value at the date of the grant.

During July 1998, the Company entered into a consulting agreement with Edward Tuft, the former owner of the Leroux Creek brand. Mr. Tuff's company will continue to produce Leroux Creek applesauces for the Company. Mr. Tuft received an option to acquire 500,000 shares of the Company's common stock, at fair market value as follows: 200,000 options immediately, and 100,000 options per year for the following three years.


                            . . . . . . . . . . . . .

Item 2:

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



For the three months ended June 30, 1998 compared with the three months ended June 30, 1997.

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

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



For the three months ended June 30, 1998 compared with the three months ended June 30, 1997.

OVERVIEW [CONTINUED]

On July 2, 1998, the Company acquired the rights, title and interest, customer lists, distribution rights and related recipes for applesauce and applesauce blends of Leroux Creek applesauce brand for the sum of $650,000 from the Leroux Creek Food Corporation. On June 2, 1998, the Company paid $62,500 and on July 2, 1998 executed a note with the seller in the amount of $587,500 with 9% interest payable on or before January 2,1999. The parties agreed that the $62,500 would be liquidated damages in the event the Company is not able to locate adequate financing. In the event the Company can not make the payment when due the ownership of the Leroux Creek brand will revert to the seller. The Company does not presently have funds available to pay the note in full and has not identified any potential source for such funds. The Company's ability to pay the note and retain ownership of the Leroux Creek brand will be dependent upon its success in identifying sources for such financing, on a timely basis, and on terms acceptable to the Company. The Company also issued options to purchase 250,000 shares of common stock at fair market value at the date of the grant.

During July 1998, the Company entered into a consulting agreement with Edward Tuft, the former owner of the Leroux Creek brand. Mr. Tuff's company will continue to produce Leroux Creek applesauces for the Company. Mr. Tuft received an option to acquire 500,000 shares of the Company's common stock, at fair market value as follows: $200,000 options immediately, and $100,000 options per year for the following three years.

RESULTS OF OPERATIONS

The Company had a loss from operations of $327,648 and a net loss of $128,947 for the three months ended June 30, 1998 as compared to a loss from operations of $464,295 and a net loss of $451,218 for the three months ended June 30, 1997. The loss from operations for the three months ended June 30,1998 is primarily due to insufficient gross profit to support selling, general and administrative expenses of $179,129 and amortization of $150,867.

The net sales for the Company for the three months ended June 30, 1998 were $42,694 as compared to $298,325 for the three months ended June 30, 1997. This decrease is due to the consolidation of the beer industry and the fact that the Company was in the process of selling its Post Road brand. The Company has changed the focus of its business from a micro brew beer company to an applesauce and natural food company. Consistent with this change of focus was the acquisition of the Leroux Creek brand in July 1998.

The Company had a gross profit of $2,348 or 5.5% as compared to a gross profit of $63,981 or 21.4% for the three months ended June 30, 1998 and 1997, respectively. The reduction in the gross profit percent is due to the change in the focus of the business from microbrewed beer to the applesauce and natural food business and start up costs related to the applesauce and natural food business.

The Company's selling, general and administrative expenses for the three months ended June 30, 1998 and 1997 were $329,996 and $378,533, respectively. The decrease is due primarily to a reduction of goodwill amortization of $31,997 due to the write off of goodwill related to Riverosa and Old Marlborough Brewing Company, Inc. during the year ended March 31,1998.

The Company earned interest income of $1,548 and $13,077 for the three months ended June 30,1998 and 1997, respectively. Interest charges of $574 were incurred on the note payable related to the purchase of transportation equipment during the three months ended June 30, 1998.

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



For the three months ended June 30, 1998 compared with the three months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Perry's had working capital at June 30, 1998 of $337,911. For the three months ended June 30, 1998, the Company utilized $238,400 in cash for operating activities as compared to $314,306 for the three months ended June 30, 1997. The decrease is primarily due to the sale of the Post Road Beer brand. The Company utilized $62,500 in cash for investing activities as a deposit for the Leroux Creek acquisition and the Company received $160,000 in cash from the sale of Post Road assets for the three months ended June 30, 1998. The cash balance at June 30, 1998 was $134,195.

At June 30, 1997, Perry's had working capital of $1,168,492. For the three months ended June 30, 1997, the Company utilized $95,149 in cash for investing activities for the purchase of kegs, furniture and equipment and for label and packaging design for new beer styles. The Company utilized $100,000 in cash for financing activities for the three months ended June 30, 1997 for a loan to Bev-Tyme on April 13, 1997 and the subsequent reacquisition of the Company's 7,000,000 non-convertible Class B Preferred Stock, as settlement in full of the promissory note, on June 13, 1997.

As of June 30, 1998, the Company has 2 employment agreements with executives of the Company that expire in the year 2001. The annual commitments for compensation are approximately $230,000 each year. In addition, the Company has agreed to grant to an executive 20,000 common stock options each year as a bonus for the next three years, exercisable at $6.00 per share for a period of four years. The 20,000 common stock options, exercisable at $6.00 were not issued. On January 16, 1998, the Company issued 100,000 common stock options exercisable at $0.875 to this same executive. The Company also agreed to grant to another executive 100,000 common stock options on each of March 31, 1998 and March 31, 1999, exercisable at fair market value at date of grant. The options relating to this agreement were issued on January 16, 1998 at fair market value.

During February 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements through 2001. As a result of this agreement, deferred compensation of $2,000,000 was recorded and related amortization of $118,750 was expensed for both the three months ended June 30, 1998 and 1997.

In February 1997, Perry's issued 200,000 shares of Perry's common stock to a consultant for services to be performed over the next three years. On June 4,1997, this agreement was amended extending the period of service one additional year. This agreement was valued at $450,000 and recorded as deferred compensation. Amortization of $27,500 was recorded as amortization expense for both the three months ended June 30, 1998 and 1997, respectively.

In March 1997, Perry's entered into an agreement to acquire all of the stock of Orchard Annie, Inc., an all natural apple sauce company from an officer of the Company for approximately $67,000 in cash and recorded goodwill for the full valued. Additionally, in September of 1997, Perry's issued 50,000 shares of common stock to the same officer in connection with the sale and the fair value of these shares of $25,000 is allocated to goodwill. The combination is accounted for by the purchase method. In addition, the Company agreed to pay an officer of the Company, who was also the sole shareholder of Orchard Annie, Inc., a royalty payment of $.25 for a case of 12 units for the first 500,000 cases $.125 for a case of 12 units thereafter for a period of fifteen years. For the three months ended June 30, 1998 and 1997, royalty expense was $542 and $1,097, respectively.

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



For the three months ended June 30, 1998 compared with the three months ended June 30, 1997.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In May 1998, the Company sold the assets of the Post Road Beer brand and is considering various financing options to raise capital to pursue expansion into the natural applesauce business. In addition, the Company is exploring new marketing strategies to improve revenues and continues to explore options to cut administrative costs. There can be no assurance that management's plans to reduce operating losses and to obtain additional financing to fund operations will be successful. The absence of such additional financing on terms favorable to the Company could have a material adverse effect on the business and operations of the Company.

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

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure about Pension and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15,1997. The modified disclosure requirements are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In June  1998,  the  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15,1999. The Company will evaluate the new standard to determine any required new disclosures or accounting.

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



For the three months ended June 30, 1998 compared with the three months ended June 30, 1997.

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


                                       PERRY'S MAJESTIC BEER, INC.




August 7, 1998                         By:/s/ Robert J. Sipper
                                          --------------------
                                          Robert J. Sipper, President,
                                          Chief Executive Officer,
                                          Chief Financial Officer and Chief
                                          Principal Accounting Officer