Form 10QSB
period 1998-09-30
PERRYS MAJESTIC BEER INC
filed 1998-11-12
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     September 30, 1998    Commission File Number  0-21079

                           PERRY'S MAJESTIC BEER, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                      11-3314168
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            38 West 32nd Street, Suite 801
            New York, New York                                 10001
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:        (212) 564-2260
                                                        ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1998 was 3,783,335.

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



                                                              Page to Page
Item 1.  Financial Statements

   Consolidated Balance Sheet as of September 30, 1998
   [Unaudited]................................................. 1.....

   Consolidated Statements of Operations for the three and
   six months ended September 30, 1998 and 1997 [Unaudited].... 2.....

   Consolidated Statement of Stockholders' Equity for the six
   months ended September 30, 1998 [Unaudited]................. 3.....

   Consolidated Statements of Cash Flows for the six months
   ended September 30, 1998 and 1997 [Unaudited]............... 4.....  5

   Notes to Consolidated Financial Statements [Unaudited]...... 6..... 18

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations.................. 19..... 24

Signature..................................................... 25.....





                         . . . . . . . . . . . . . . .

Item 1:

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1998.
[UNAUDITED]
------------------------------------------------------------------------------


Assets:
Current Assets:
  Cash                                                                  $    51,239
  Accounts Receivable - Net                                                 114,590
  Inventory                                                                 122,243
  Prepaid Insurance                                                          36,291
  Note Receivable                                                            70,002
                                                                        -----------

  Total Current Assets                                                      394,365

Furniture, Fixtures and Equipment - Net                                      51,260
                                                                        -----------

Other Assets:
  Goodwill - [Net of Accumulated Amortization of $59,265]                   714,282
  Other Assets                                                                2,600
  Note Receivable                                                            23,331
  Deposit                                                                     1,000
                                                                        -----------

  Total Other Assets                                                        741,213

  Total Assets                                                          $ 1,186,838
                                                                        ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                      $   102,643
  Accrued Expenses                                                           22,293
  Note Payable                                                              591,491
                                                                        -----------

  Total Current Liabilities                                                 716,427

Note Payable                                                                 15,670

Commitments and Contingencies [15]                                               --

Stockholders' Equity:
  Preferred  Stock,  $.001 Par Value Per Share,
     15,000,000  Blank Check  Shares Authorized,
     Convertible  Class A - Issued and  Outstanding,
     500,000 Shares; Non-Convertible Class B - No Shares
     Issued [Aggregate Liquidation Preferences $100,000]                        500

  Common Stock - $.0001 Par Value, Authorized 25,000,000 Shares,
   Issued and Outstanding, 3,783,335 Shares                                     378

  Additional Paid-in Capital                                              5,357,529

  Retained Earnings [Deficit]                                            (3,465,916)

  Total                                                                   1,892,491
  Less: Deferred Compensation                                            (1,437,750)

  Total Stockholders' Equity                                                454,741

  Total Liabilities and Stockholders' Equity                            $ 1,186,838
                                                                        ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.





PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                    Three months ended          Six months ended
                                       September 30,              September 30,
                                       -------------              -------------
                                    1 9 9 8     1 9 9 7       1 9 9 8      1 9 9 7
                                    -------     -------       -------      -------

Sales - Net                        $  274,951 $  148,726   $  317,645   $   447,051

Cost of Goods Sold                    199,118     99,214      239,464       333,558
                                   ---------- ----------   ----------   -----------

  Gross Profit                         75,833     49,512       78,181       113,493
                                   ---------- ----------   ----------   -----------

Selling, General and Administrative
  Expenses:
  Selling, Advertisement and
   Promotion                           17,672     51,057       54,548        95,371
  General and Administrative
   Expenses                           158,182    199,200      300,435       350,555
  Amortization of Deferred
   Compensation                       146,500    146,250      292,750       292,500
  Amortization of Goodwill and
   Distribution Rights                 38,679     41,048       43,296        77,662
                                   ---------- ----------   ----------   -----------

  Total Selling, General and
   Administrative Expenses            361,033    437,555      691,029       816,088
                                   ---------- ----------   ----------   -----------

Loss on Related Party Receivable           --         --           --       149,743
                                   ---------- ----------   ----------   -----------

  [Loss] from Operations             (285,200)  (388,043)    (612,848)     (852,338)
                                   ---------- ----------   ----------   -----------

Gain on Sale of Post Road Brand            --         --      197,727            --
                                   ---------- ----------   ----------   -----------

Other [Income] Expense:
  Interest Expense                     14,483         --       15,057            --
  Interest Income                      (2,186)   (11,330)      (3,734)      (24,407)
                                   ---------- ----------   ----------   -----------

  Other Expense [Income] - Net         12,297    (11,330)      11,323       (24,407)
                                   ---------- ----------   ----------   -----------

  [Loss] Before Income Taxes         (297,497)  (376,713)    (426,444)     (827,931)

Provision for Income Taxes                 --         --           --            --
                                   ---------- ----------   ----------   -----------

  Net [Loss]                       $ (297,497)$ (376,713)  $ (426,444)  $  (827,931)
                                   ========== ==========   ==========   ===========

  Weighted Average Number of Shares 3,783,335  3,708,335    3,783,335     3,708,335
                                   ========== ==========   ==========   ===========

  Net [Loss] Per Share             $     (.08)$     (.10)        (.11)         (.22)
                                   ========== ==========   ==========   ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.





PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------


                                                                        Additional   Retained                   Total
                                 Preferred Stock     Common Stock        Paid-in     Earnings      Deferred  Stockholders'
                                Shares    Amount    Shares    Amount     Capital     [Deficit]   Compensation   Equity

  Balance - April 1, 1998       500,000  $    500  3,783,335  $    378  $5,323,329  $(3,039,472) $(1,727,500) $ 557,235

Amortization of Deferred
  Compensation                       --        --         --        --          --           --      292,750    292,750

Issuance of 750,000 Common Stock
  Options Issued in Connection with
  the Acquisition of Leroux Creek
  Food Corp. - July 1998 [6D] [9D]   --        --         --        --      34,200           --       (3,000)    31,200

Net [Loss] for the six months
  ended September 30, 1998           --        --         --        --          --     (426,444)          --   (426,444)
                               -------- ---------  ---------  --------  ----------  -----------   ----------   ---------

  Balance - September 30, 1998
   [Unaudited]                  500,000 $    500   3,783,335  $    378  $5,357,529  $(3,465,916) $(1,437,750)  $ 454,741
                               ======== ========   =========  ========  ==========  ===========  ===========   =========



The Accompanying Note are an Integral Part of These Consolidated Financial Statements.







PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                                Six months ended
                                                                  September 30,
                                                             1 9 9 8       1 9 9 7
                                                             -------       -------

  Net Cash - Operating Activities                          $ (398,023)  $  (436,349)
                                                           ----------   -----------

Investing Activities:
  Purchase of Kegs                                                 --       (41,470)
  Purchase of Furniture and Fixtures                               --       (25,855)
  Payments for Label and Packaging Design                          --       (70,688)
  Payments for Post Road Brand                                     --        (3,268)
  Partial Payment for Leroux Creek Acquisition                (62,500)           --
  Other Deposits                                               (1,000)           --
  Proceeds from Sale of Post Road Assets                      236,667            --
                                                           ----------   -----------

  Net Cash - Investing Activities                             173,167      (141,261)
                                                           ----------   -----------

Financing Activities:
  Loan Receivable from Bev-Tyme, Inc.                              --      (100,000)
                                                           ----------   -----------

  Net [Decrease] in Cash                                     (224,856)     (677,610)

Cash - Beginning of Periods                                   276,095     1,521,203
                                                           ----------   -----------

  Cash - End of Periods                                    $   51,239   $   843,593
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the periods for:
   Interest                                                $   10,561   $        --
   Income Taxes                                            $       --   $        --

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
  In connection with the acquisition of Leroux Creek Food Corporation, Inc. on July 2,1998, the Company executed a note with the Seller in the amount of $587,500. In addition, the Company issued options to purchase a total of 750,000 shares of common stock at fair market value at the date of grant. Amortization of goodwill of $34,060 was recorded related to the acquisition of Leroux Creek
Food Corporation for the three months ended September 30, 1998 [See Notes 6D and
9D].

  On May 18, 1998, the Company sold the assets, all rights to licenses, permits and contracts, and all trademarks, tradenames and processes of the Post Road
Beer brand for $330,000. The Company executed a promissory note for $320,000 and received $236,667 in payments as of September 30, 1998.

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



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

PERRY'S MAJESTIC BEER, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



Supplemental Disclosures of Non-Cash Investing and Financing Activities [Continued]: In September 1997, the Company issued 50,000 shares of common stock to an officer of the Company in connection with the acquisition of Orchard Annie. Goodwill of $25,000 was recorded as a result of these transactions, which represents the fair market value of the stock at time of issuance. Related amortization of $2,500 was recorded for the year ended March 31, 1998.

  In November 1997, the Company issued 25,000 shares of common stock to an employee of the Company for past services rendered. An expense of $14,060 was recorded as a result of this transaction, which represented the fair market value of the stock at time of issuance.

  In June of 1997, the Company issued options for 200,000 shares of common stock to consultants and recorded compensation expense of $46,000 for services rendered.




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

The Company has completed its transformation from a microbrew beer company to a natural food company. The Company sold its Post Road line of ales on May 18, 1998. During the second quarter, it ceased brewing the Perry's Majestic line of organic beers. The Company produces two applesauce brands through two independent unaffiliated applesauce manufacturers.

The Company's Leroux Creek applesauce line is produced with apples "grown without pesticides" and is available in ten flavors in both 24 ounce and 4 ounce cups sold in a four pack. There are currently seven brokers and 21 distributors selling the Leroux Creek line of applesauces.

The Company's other line of applesauce is Quigley's Orchard, a single serve all natural applesauce sold in decorated six ounce cups. There are currently 6 brokers and 8 distributors.

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

[D] Cash and Cash Equivalents - The Company's policy is to classify all highly liquid investments with a maturity of three months or less when purchased as cash equivalents. The Company had no cash equivalents at September 30, 1998.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

[E] Goodwill - Amounts paid in excess of the estimated value of net assets acquired of Riverosa, Old Marlborough, Orchard Annie, Inc. and Leroux Creek Food, Inc. were charged to goodwill. Goodwill relates to revenues the Company anticipates realizing in future years. The Company decided to amortize its goodwill over a period of up to five years under the straight-line method. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company will also evaluate whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from acquired assets or businesses. Impairment is recognized if the carrying value of goodwill is less than the projected undiscounted cash flow from the acquired assets or business [See Note 17].

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

[H] Advertising  Expense - Advertising  costs are expensed as incurred.  For the
six  months  ended  September  30,  1998  and  1997,   advertising   costs  were
approximately $24,274 and $37,450, respectively.

[I] Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions located in the New York metropolitan area.

The Company maintains cash and cash equivalent balances at a financial institution in New York. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 1998, the Company had no uninsured cash balance.

The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company established an allowance for doubtful accounts at September 30, 1998 of $6,628. The Company believes any credit risk beyond this amount would be negligible.

The Company sells applesauce brands through a system of independent unaffiliated brokers and distributors. Food brokers act as agents for the Company within designated territories or specific channels of trade. The Company has 7 brokers and 21 distributors for its Leroux Creek brand and 6 brokers and 8 distributors for its Quigley's Orchard brand. It is continuing to attempt to expand the brokerage and distribution systems.

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

[4] Inventories

The Company's inventory consists of raw materials, packaging and finished products of $122,243.

[5] Furniture, Fixtures and Equipment and Depreciation

Furniture, fixtures and equipment and accumulated depreciation as of June 30, 1998 are as follows:

Furniture and Fixtures                         $   18,566
Transportation Equipment                           23,425
Kegs                                                8,395
Storage Equipment                                  22,810
Leasehold Improvements                              3,500
                                               ----------

Total - At Cost                                    76,696
Less:  Accumulated Depreciation                    25,436

  Net                                          $   51,260
  ---                                          ==========

Depreciation expense for the six months ended September 30, 1998 and 1997 was $9,345 and $9,304, respectively.

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

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------



[6] Acquisitions [Continued]

[C] Orchard Annie, Inc. - In March 1997, Perry's entered into an agreement to acquire all of the stock of Orchard Annie, Inc., an all natural apple sauce company from an officer of the Company for approximately $67,000 in cash and recorded goodwill for the full value. Additionally, in September of 1997, Perry's issued 50,000 shares of common stock to the same officer in connection with the sale. The fair value of these shares of $25,000 is allocated to goodwill. The combination is accounted for by the purchase method. Amortization of goodwill of $9,236 was recorded for the six months ended September 30, 1998. In addition, the Company agreed to pay an officer of the Company, who was also the sole shareholder of Orchard Annie, Inc., a royalty payment of $.25 for a case of 12 units for the first 500,000 cases and $.125 for a case of 12 units thereafter for a period of fifteen years. For the six months ended September 30, 1998 and 1997, royalty expense was $883 and $1,591, respectively.

[D] Acquisition of Leroux Creek Food Corporation, Inc. - On July 2, 1998, the Company acquired the rights, title and interest, customer lists, distribution rights and related recipes for applesauce and applesauce blends of Leroux Creek applesauce brand for the sum of $650,000 from the Leroux Creek Food Corporation and recorded the full amount as goodwill to be amortized over 5 years. On June 2, 1998, the Company paid $62,500 and on July 2, 1998 executed a note with the seller in the amount of $587,500 with 9% interest payable on or before January 2,1999. The parties agreed that the $62,500 would be liquidated damages in the event the Company is not able to locate adequate financing. In the event the Company cannot make the payment when due the ownership of the Leroux Creek brand will revert to the seller. The Company does not presently have funds available to pay the note in full and has not identified any potential source for such funds. The Company's ability to pay the note and retain ownership of the Leroux Creek brand will be dependent upon its success in identifying sources for such financing, on a timely basis, and on terms acceptable to the Company. The Company also issued options to purchase 250,000 shares of common stock at fair market value at the date of the grant valued at $31,200. Amortization of goodwill of $34,060 was recorded related to the acquisition of Leroux Creek Food Corporation for the three months ended September 30, 1998.

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

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
------------------------------------------------------------------------------



[7] Related Party Transactions [Continued]

[A] Investment [Continued] - On April 17, 1997, the Company loaned to Bev-Tyme $100,000 in the form of a promissory note. Bev-Tyme was required to repay the entire principal plus interest on or before April 16, 1998. The Company retained the right to convert the promissory note into the 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme. On June 13, 1997, the Company converted the promissory note receivable from Bev-Tyme, Inc. ["Bev-Tyme"] for $100,000, into the 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme. Treasury stock of $2,000,000 was recorded and the unrealized loss and investment in Bev-Tyme has been eliminated. The Series B Preferred Treasury Stock was canceled March 31, 1998. The 400,000 shares of Series C Preferred of Bev-Tyme and the 524,000 shares of Bev-Tyme common stock received as a dividend on the investment in Bev-Tyme are still held by Perry's and are accounted for with no value on the financial statements. As a result of the June 13, 1997 transaction, Perry's was no longer a subsidiary of Bev-Tyme, although the two companies continued to have some common management through July 7, 1997. However, for accounting purposes Perry's was treated as a subsidiary of Bev-Tyme through June 30, 1997.

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

The major components of deferred income tax assets and liabilities are as follows:

                                                 March 31,
                                                  1 9 9 8
Deferred Tax Liabilities
  Accelerated Depreciation                      $  (2,250)
                                                =========

Deferred Tax Assets:
  Net Operating Loss                            $ 720,311
  Excess Book Amortization Over Tax                27,910
  Reserves                                          6,750
  Book Writedown of Goodwill                      201,452
  Deferred Compensation                           324,900
                                                ---------

  Total                                         $1,281,323

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]
------------------------------------------------------------------------------



[8] Income Taxes [Continued]

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

[D] In July 1998, the Company issued an option to purchase 250,000 shares of common stock at fair market value at the date of grant in connection with the acquisition of Leroux Creek Food Corporation. In addition, the Company entered into a consulting agreement for services to be provided over the next 3 years with the former owner of the Leroux Creek brand. The former owner received an option to acquire 500,000 shares of the Company's common stock, at fair market value as follows: 200,000 options exercisable immediately, and 100,000 options exercisable per year for the following three years. This agreement was value at $3,000 and recorded as deferred compensation. Amortization of $250 was recorded for the three months ended September 30, 1998.

There was no stock option activity during the year ended March 31, 1997.

A summary of stock option activity is as follows:
                                                         Weighted Average
                                               Common     Exercise Price
                                                Stock      Common Stock

Outstanding and Exercisable on April 1, 1997        --             --
  Granted                                    1,625,000      $    0.48
  Exercised                                         --             --
  Forfeited/Expired                                 --             --
                                             ---------      ---------

Outstanding and Exercisable on March 31, 1998
  Forward                                    1,625,000      $    0.48

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
------------------------------------------------------------------------------



[9] Stock Options [Continued]
                                                         Weighted Average
                                               Common     Exercise Price
                                                Stock      Common Stock

Outstanding and Exercisable on March 31, 1998
  Forwarded                                  1,625,000      $    0.48

  Granted                                      750,000           0.13
  Exercised                                         --             --
  Forfeited/Expired                                 --             --
                                             ---------      ---------

  Outstanding on September 30, 1998          $2,375,000     $    0.40
  ---------------------------------          ==========     =========

  Exercisable on September 30, 1998          $2,075,000     $    0.13
  ---------------------------------          ==========     =========

The following table summarizes information about stock options outstanding at June 30, 1998. The common stock options issued to officers, directors and employees do not expire and may be exercised at anytime. The 200,000 common stock options issued to consultants at an exercise price of $0.875 have a weighted average remaining contractual life of 3 years. The 750,000 options issued at an exercise price of $0.13 have a weighted average remaining contractual life of 4.75 years. All other options expire in 9.5 years.
                                 Common Stock
                         Exercise Price     Shares

                           $    0.13        750,000
                           $    0.16        750,000
                           $    0.50        300,000
                           $   0.875        575,000
                                          ---------

                           Total          2,375,000

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

[12] Note Payable

Debt as of September 30, 1998 consists of the following:

Note payable - due in October 2002 with interest at
 10.79% per annum                                                   $   19,661

Note payable - due on or before January 2,1999 with
 interest at 9% per annum                                              587,500

Total                                                                  607,161
Less:  Current Portion                                                 591,491

  Non-Current Portion                                               $   15,670
  -------------------                                               ==========

Maturities of the notes payable as of September 30, 1998 are as follows:

September 30,
   1999                                     $ 591,491
   2000                                         3,340
   2001                                         4,838
   2002                                         5,392
   2003                                         2,100
   Thereafter                                      --
                                            ---------

   Total                                    $ 607,161
   -----                                    =========

[13] New Authoritative Pronouncements

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The Company expects to adopt the provisions of SFAS No. 131 in its annual financial statements.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
[UNAUDITED]
------------------------------------------------------------------------------



[13] New Authoritative Pronouncements [Continued]

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure about Pension and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15,1997. The modified disclosure requirements will not have a material impact on the Company's results of operations, financial position or cash flows.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

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

[15] Commitments and Contingencies

[A] Employment Agreements - As of September 30, 1998, the Company has 2 employment agreements with executives of the Company that expire in the year 2001. The annual commitments for compensation are approximately$230,000 each year. In addition, the Company has agreed to grant to an executive 20,000 common stock options each year as a bonus for the next three years, exercisable at $6.00 per share for a period of four years. The 20,000 common stock options, exercisable at $6.00 were not issued. On January 16, 1998, the Company issued 100,000 common stock options exercisable at $0.875 to this same executive. The Company also agreed to grant to another executive 100,000 common stock options on each of March 31, 1998 and March 31, 1999, exercisable at fair market value at date of grant. The options relating to this agreement were issued on January 16, 1998 at fair market value [See Note 9].

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
[UNAUDITED]
------------------------------------------------------------------------------



[15] Commitments and Contingencies [Continued]

[A] Employment Agreements [Continued] - During February 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements through 2001. As a result of this agreement, deferred compensation of $2,000,000 was recorded and related amortization of $237,500 was expensed for both of the six months ended September 30, 1998 and 1997.

[B] Consulting Agreements - In February 1997, Perry's issued 200,000 shares of Perry's common stock to a consultant for services to be performed over the next three years. On June 4,1997, this agreement was amended extending the period of service one additional year. This agreement was valued at $450,000 and recorded as deferred compensation. Amortization of $55,000 was recorded as amortization expense for both the six months ended September 30, 1998 and 1997.

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

[D] Royalty Agreements - In connection with the acquisition of Orchard Annie, Inc., the Company has agreed to pay a royalty payment of $0.25 for a 12 pack case for each of the first 500,000 cases sold and $0.125 per case thereafter for a period of fifteen years. Royalty expense of $883 and $1,591 was recorded for the six months ended September 30, 1998 and 1997, respectively.

In addition, the Company has agreed to pay to a graphic design firm a royalty of $0.0125 for a 12 pack case sold for design services rendered. Royalty expense of $442 was recorded for the six months ended September 30, 1998 under this agreement.

[E] Loan Guarantee - During the year, the Company recognized a preexisting lien on the assets of Old Marlborough to guarantee a loan of the previous owner of Old Marlborough, a former employee of the Company. On May 14, 1998, a lien on Perry's assets was issued. All the assets of Perry's guarantees the debt of approximately $70,000 at September 30, 1998. The debt is being paid by the previous owner of Old Marlborough.

[F] Pledged Inventory - In October of 1996, the Company's former Parent entered into a loan and pledged all assets, including Perry's finished goods inventory, as collateral.

[16] Leases

[A]  Future  minimum   payments  under   non-cancelable   operating  leases  for
transportation equipment and office space are as follows at September 30, 1998:

1999                                $  18,719
2000                                   12,626
2001                                       --
2002                                       --
2003                                       --
Thereafter                                 --
                                    ---------

  Total Minimum Lease Payments      $  31,345

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
[UNAUDITED]
------------------------------------------------------------------------------



[16] Leases [Continued]

[B] Rent expense for the six months ended September 30, 1998 and 1997 was $7,392 and $3,940, respectively. During the year ended March 31, 1997, rent of $750 was paid on a monthly basis to an officer of the Company for use of office space. This arrangement was terminated in June of 1997, when the Company moved its office to its current address.

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
  -----                                                       ==========

[18] Letter of Intent

On May 14, 1998, the Company entered into a letter of intent with Village Cannery of Vermont, Inc. The Company was granted an option to acquire all of the assets for $2,000,000 in cash. This option is valid through September 1, 1998. Village Cannery of Vermont, Inc. is a producer of organic and all natural applesauce under the tradename of Vermont Village and Village Company as well as a producer of sauces, salsas, jams and other such products. The option expired without the Company exercising the option.

[19] Post Road Sale

On May 18, 1998, the Company sold the assets, all rights to licenses, permits and contracts, and all trademarks, tradenames and processes of the Post Road beer brand with a net book value of approximately $131,500 to the Brooklyn Brewery Corporation ["BBC"] for consideration of $330,000 of which $10,000 is in cash. The Company executed a secured promissory note for the balance of $320,000 and has received $236,667 on this note as of September 30, 1998. In addition, the purchaser put $35,000 into escrow to satisfy the outstanding tax liability for an executive of Old Marlborough. As of September 30, 1998, $93,333 remains outstanding.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
[UNAUDITED]
------------------------------------------------------------------------------



[20] Subsequent Event

On October 22, 1998, the Company entered into a letter of intent to acquire a minimum of 80% of the capital stock of a beverage company through an exchange with the shareholders of this company of up to 93% of the issued and outstanding shares of Perry's capital stock as of the closing of the exchange transaction, whereby this company will become a subsidiary of Perry's. Scheduled to be completed by November 30, 1998, the transaction is subject to the successful closing of at least $500,000 financing, the proceeds of which will be used for additional operating capital.

The Company produces and markets a line of "microbrewed" fruit drinks, lemonades and ready-to-drink teas.





                        . . . . . . . . . . . . . . . . .

Item 2:

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



For the six months ended September 30, 1998 compared with the six months ended September 30, 1997.

The following discussion of the Company's financial condition as of September 30, 1998 and results of operations for the six months ended September 30, 1998 and 1997 includes Perry's Majestic Beer, Inc. and its subsidiary [collectively, the "Company"] and should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this 10-QSB.

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

The Company has completed its transformation from a microbrew beer company to a natural food company. The Company sold its Post Road line of ales on May 18, 1998. During the second quarter, it ceased brewing the Perry's Majestic line of organic beers. The Company produces two applesauce brands through two independent unaffiliated applesauce manufacturers.

The Company of Leroux Creek applesauce line is produced with apples "grown without pesticide" and is available in ten flavors in both 24 ounce and 4 ounce cups sold in a four pack. There are currently seven brokers and 21 distributors selling the Leroux Creek line of applesauces.

The Company's other line of applesauce is Quigley's Orchard, a single serve all natural applesauce sold in decorated six ounce cups. There are currently 6 brokers and 8 distributors.

In September 1996, the Company acquired the Post Road Beer brand and other assets from the Old Marlborough Brewing Company, Inc. On May 18, 1998, the Company sold the Post Road brand to the Brooklyn Brewery Corporation for consideration of $330,000.

In March 1997, the Company acquired all the outstanding stock of Orchard Annie, Inc., a manufacturer of natural applesauces. The Company introduced its first four flavors of applesauce under the brand name Quigleys. Quigleys is produced by an independent unaffiliated manufacturer. The Company has entered into arrangements with six brokers to sell Quigley's. Additionally, there are currently eight distributors of Quigley's. The Company expects to add more distributors and brokers over the next 6-12 months.

On May 14, 1998, the Company entered into a letter of intent with Village Cannery of Vermont, Inc. The Company was granted an option to acquire all of the assets for $2,000,000 in cash. This option is valid through September 1, 1998. Village Cannery of Vermont, Inc. is a producer of organic and all natural applesauce under the tradename of Vermont Village and Village Company as well as a producer of sauces, salsas, jams and other such products. The option date expired without the Company exercising the option.

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


For the six months ended September 30, 1998 compared with the six months ended September 30, 1997

OVERVIEW [CONTINUED]

On May 18, 1998, the Company sold the assets, all rights to licenses, permits and contracts, and all trademarks, tradenames and processes of the Post Road beer brand with a net book value of approximately $131,500 to the Brooklyn Brewery Corporation ["BBC"] for consideration of $330,000 of which $10,000 was in cash. The Company executed a secured promissory note for the balance of $320,000. In addition, the purchaser put $35,000 into escrow to satisfy the outstanding tax liability for an executive of Old Marlborough.

On July 2, 1998, the Company acquired the rights, title and interest, customer lists, distribution rights and related recipes for applesauce and applesauce blends of Leroux Creek applesauce brand for the sum of $650,000 from the Leroux Creek Food Corporation. On June 2, 1998, the Company paid $62,500 and on July 2, 1998 executed a note with the seller in the amount of $587,500 with 9% interest payable on or before January 2,1999. The parties agreed that the $62,500 would be liquidated damages in the event the Company is not able to locate adequate financing. In the event the Company can not make the payment when due the ownership of the Leroux Creek brand will revert to the seller. The Company does not presently have funds available to pay the note in full and has not identified any potential source for such funds. The Company's ability to pay the note and retain ownership of the Leroux Creek brand will be dependent upon its success in identifying sources for such financing, on a timely basis, and on terms acceptable to the Company. The Company also issued options to purchase 250,000 shares of common stock at fair market value at the date of the grant. As of September 30, 1998, the Company has entered into arrangements with seven brokers and twenty-one distributors to sell the Leroux Creed brand.

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

On May 14, 1998, the Company entered into a letter of intent with Village Cannery of Vermont, Inc. The Company was granted an option to acquire all of the assets for $2,000,000 in cash. This option is valid through September 1, 1998. Village Cannery of Vermont, Inc. is a producer of organic and all natural applesauce under the tradename of Vermont Village and Village Company as well as a producer of sauces, salsas, jams and other such products. The option expired without the Company exercising the option.

On October 22, 1998, the Company entered into a letter of intent to acquire a minimum of 80% of the capital stock of a beverage company through an exchange with the shareholders of this company of up to 93% of the issued and outstanding shares of Perry's capital stock as of the closing of the exchange transaction, whereby this company will become a subsidiary of Perry's. Scheduled to be completed by November 30, 1998, the transaction is subject to the successful closing of at least $500,000 financing, the proceeds of which will be used for additional operating capital.

The Company produces and markets a line of "microbrewed" fruit drinks, lemonades and ready-to-drink teas.

RESULTS OF OPERATIONS

The Company had a loss from operations of $612,848 and a net loss of $426,444 for the six months ended September 30, 1998 as compared to a loss from operations of $852,338 and a net loss of $827,931 for the six months ended September 30, 1997. The loss from operations for the six months ended September 30,1998 is primarily due to insufficient gross profit to support selling, general and administrative expenses of $354,983 and amortization of $336,046.

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



For the six months ended September 30, 1998 compared with the six months ended September 30, 1997

RESULTS OF OPERATIONS [CONTINUED]

The net sales for the Company for the six months ended September 30, 1998 were $317,645 as compared to $447,051 for the six months ended September 30, 1997. This decrease is due to the consolidation of the beer industry and the fact that the Company was in the process of selling its Post Road brand. The Company has changed the focus of its business from a micro brew beer company to an applesauce and natural food company. Consistent with this change of focus was the acquisition of the Leroux Creek brand in July 1998.

The Company had a gross profit of $78,181 or 24.6% as compared to a gross profit of $113,493 or 25.4% for the six months ended September 30, 1998 and 1997, respectively. The slight reduction in the gross profit percent is due to the change in the focus of the business from microbrewed beer to the applesauce and natural food business.

The Company's selling, general and administrative expenses for the six months ended September 30, 1998 and 1997 were $691,029 and $816,088, respectively. The decrease is due to a reduction of goodwill amortization of $34,366 due to the write off of goodwill related to Riverosa and Old Marlborough Brewing Company, Inc. during the year ended March 31,1998, a decrease in selling, advertising and promotion expenses of $40,823 which resulted from fewer price support promotions necessary to promote sales of the natural applesauce in comparison to the microbeer products and a decrease in general and administrative expenses of $50,120 which is due to the general downsizing that has taken place over the last year.

The Company earned interest income of $3,734 and $24,407 for the six months ended September 30, 1998 and 1997, respectively. Interest charges of $15,057 were incurred on the notes payable related to the purchase of transportation equipment and the acquisition of the Leroux Creek Food Corporation during the six months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Perry's had a working capital deficit at September 30, 1998 of $322,062 resulting primarily from the note payable entered into to acquire Leroux Creek Food Corp., which is due on or before January 2, 1999. For the six months ended September 30, 1998, the Company utilized $398,023 in cash for operating activities as compared to $436,349 for the six months ended September 30, 1997. The decrease is primarily due to the sale of the Post Road Beer brand. The Company utilized $62,500 in cash for investing activities as a deposit for the Leroux Creek acquisition and the Company received $236,667 in cash from the sale of Post Road assets for the six months ended September 30, 1998. The cash balance at September 30, 1998 was $51,239.

Perry's had working capital at September 30, 1997 of $937,323. For the six months ended September 30, 1997, the Company utilized $436,349 in cash for operating activities primarily resulting from the Company's net loss of $827,931. The Company utilized $141,261 in cash for investing activities for the purchase of kegs, furniture and equipment and for label and packaging design for new beer styles. The Company utilized $100,000 in cash for financing activities for the six months ended September 30, 1997 for a loan to Bev-Tyme on April 13, 1997 and the subsequent reacquisition of the Company's 7,000,000 non-convertible Class B Preferred Stock, as settlement in full of the promissory note, on June 13, 1997.

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



For the six months ended September 30, 1998 compared with the six months ended September 30, 1997

LIQUIDITY AND CAPITAL RESOURCES [CONTINUED]

As of September 30, 1998, the Company has 2 employment agreements with executives of the Company that expire in the year 2001. The annual commitments for compensation are approximately $230,000 each year. In addition, the Company has agreed to grant to an executive 20,000 common stock options each year as a bonus for the next three years, exercisable at $6.00 per share for a period of four years. The 20,000 common stock options, exercisable at $6.00 were not issued. On January 16, 1998, the Company issued 100,000 common stock options exercisable at $0.875 to this same executive. The Company also agreed to grant to another executive 100,000 common stock options on each of March 31, 1998 and March 31, 1999, exercisable at fair market value at date of grant. The options relating to this agreement were issued on January 16, 1998 at fair market value.

During February 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements through 2001. As a result of this agreement, deferred compensation of $2,000,000 was recorded and related amortization of $237,500 was expensed for both the six months ended September 30, 1998 and 1997.

In February 1997, Perry's issued 200,000 shares of Perry's common stock to a consultant for services to be performed over the next three years. On June 4,1997, this agreement was amended extending the period of service one additional year. This agreement was valued at $450,000 and recorded as deferred compensation. Amortization of $55,000 was recorded as amortization expense for both the six months ended September 30, 1998 and 1997, respectively.

In March 1997, Perry's entered into an agreement to acquire all of the stock of Orchard Annie, Inc., an all natural apple sauce company from an officer of the Company for approximately $67,000 in cash and recorded goodwill for the full valued. Additionally, in September of 1997, Perry's issued 50,000 shares of common stock to the same officer in connection with the sale and the fair value of these shares of $25,000 is allocated to goodwill. The combination is accounted for by the purchase method. In addition, the Company agreed to pay an officer of the Company, who was also the sole shareholder of Orchard Annie, Inc., a royalty payment of $.25 for a case of 12 units for the first 500,000 cases $.125 for a case of 12 units thereafter for a period of fifteen years. For the six months ended September 30, 1998 and 1997, royalty expense was $883 and $1,591, respectively.

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

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



For the six months ended September 30, 1998 compared with the six months ended September 30, 1997

LIQUIDITY AND CAPITAL RESOURCES [CONTINUED]

On July 2, 1998, the Company acquired the rights, title and interest, customer lists, distribution rights and related recipes for applesauce and applesauce blends of Leroux Creek applesauce brand for the sum of $650,000 from the Leroux Creek Food Corporation and recorded the full amount as goodwill to be amortized over 5 years. On June 2, 1998, the Company paid $62,500 and on July 2, 1998 executed a note with the seller in the amount of $587,500 with 9% interest payable on or before January 2,1999. The parties agreed that the $62,500 would be liquidated damages in the event the Company is not able to locate adequate financing. In the event the Company cannot make the payment when due the ownership of the Leroux Creek brand will revert to the seller. The Company does not presently have funds available to pay the note in full and has not identified any potential source for such funds. The Company's ability to pay the note and retain ownership of the Leroux Creek brand will be dependent upon its success in identifying sources for such financing, on a timely basis, and on terms acceptable to the Company. The Company also issued options to purchase 250,000 shares of common stock at fair market value at the date of the grant valued at $31,200. Amortization of goodwill of $34,060 was recorded related to the acquisition of Leroux Creek Food Corporation for the three months ended September 30, 1998.

In connection with the acquisition of Leroux Creek Food Corporation, the Company entered into a consulting agreement for services to be provided over the next 3 years with the former owner of the Leroux Creek brand. The former owner received an option to acquire 500,000 shares of the Company's common stock, at fair market value as follows: 200,000 options exercisable immediately, and 100,000 options exercisable per year for the following three years. Amortization of $250 was recorded for the three months ended September 30, 1998.

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

YEAR 2000

The Company has evaluated the impact of the year 2000 issue on its business and does not expect the amounts to be expensed over the next 15 months to be material. No such costs have been expensed to date, since the Company utilizes an off the shelf software package which is year 2000 compliant.

Currently, the Company is in the process of communicating with its significant vendors and customers to determine the extent that year 2000 compliance issues of such parties may affect the Company. At this time, the Company believes that there will be no disruption in business due to its customers' or vendors' year 2000 readiness. The Company has not established a contingency plan. There can be no guarantee that the systems of such other companies will be timely converted without a material adverse effect on the Company's business, financial condition or results of operations.

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



NEW AUTHORITATIVE PRONOUNCEMENTS

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The Company expects to adopt the provisions of SFAS No. 131 in its annual financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure about Pension and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15,1997. The modified disclosure requirements will not have a material impact on the Company's results of operations, financial position or cash flows.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

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


                              PERRY'S MAJESTIC BEER, INC.




November 12, 1998            By:/s/ Robert J. Sipper
                             --------------------------------------
                             Robert J. Sipper, President, Chief Executive
                             Officer, Chief Financial Officer and Chief
                             Principal Accounting Officer