Form 10QSB
period 1998-12-31
PERRYS MAJESTIC BEER INC
filed 1999-03-12
CIK 1012130

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549
                                   ---------

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

  For the quarter ended December 31, 1998    Commission File Number  0-21079

                          PERRY'S MAJESTIC BEER, INC.
            (Exact name of registrant as specified in its charter)

                    Delaware                                11-3314168
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            100 Plaza Drive, Second Floor
            Secaucus, New Jersey                                  07094
            (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code:        (201) 866-1300
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

                                Yes   X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1998: 11,333,335.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARIES

INDEX
----------------------------------------------------------------------
PART I FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Consolidated Balance Sheet as of December 31, 1998
   [Unaudited].................................................   3-4

   Consolidated Statements of Operations for the three and
   nine months ended December 31, 1998.........................     5

   Consolidated Statements of Cash Flows for the nine months
   ended December 31, 1998 and 1997 [Unaudited]................   7-9

   Notes to Consolidated Financial Statements [Unaudited]...... 10-23

Item 2.  Managements Discussion and Analysis of the Financial
         Condition and Results of Operations................... 24-29


SIGNATURES                                                         29

Exhibit 27: Financial Data

Item 1:

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998
[UNAUDITED]

------------------------------------------------------------------------------
Assets:
Current Assets:
  Cash                                                       $    77,338
  Accounts Receivable - Net                                      157,211
  Inventory                                                      310,070
  Prepaid Insurance                                               17,038
  Note Receivable                                                 70,002
                                                             -----------
  Total Current Assets                                           631,659

Furniture, Fixtures and Equipment - Net                           76,581
                                                             -----------

Other Assets:
  Goodwill - [Net of Accumulated Amortization of $91,692]        964,172
  Other Assets                                                   460,375
  Note Receivable                                                245,592

  Total Other Assets                                           1,670,139
                                                             -----------
  Total Assets                                               $ 2,378,379
                                                             ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                           $   998,951
  Accrued Expenses                                               241,128
  Payroll Taxes Payable                                          321,727
  Note Payable                                                 1,502,500
                                                            ------------

  Total Current Liabilities                                    3,064,306
                                                            ------------
Note Payable                                                      18,661

Commitments and Contingencies [15]                                    --

Stockholders' Equity:
  Preferred Stock, $.001 Par Value Per Share,
      15,000,000 Blank Check Shares Authorized,
      Convertible Class A - Issued and Outstanding,
      500,000 Shares; Non-Convertible Class B - No Shares
      Issued [Aggregate Liquidation Preferences $100,000]        700,500

  Common Stock - $.0001 Par Value, Authorized 25,000,000 Shares,
   Issued and Outstanding, 11,333,335 Shares                       1,133
  Common Stock- X-Treem                                          296,505
  Additional Paid-in Capital                                   2,593,484

  Retained Earnings [Deficit]                                 (3,877,205)

 Deferred Compensation                                          (122,500)

                                                             -----------
  Total Stockholders' Equity                                    (704,588)
                                                             -----------
  Total Liabilities and Stockholders' Equity                 $ 2,378,379
                                                             ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------

                            Three months ended        Nine months ended
                               December 31,              December 31,
                              -------------             -------------
                           1 9 9 8      1 9 9 7       1 9 9 8      1 9 9 7
                           -------      -------       -------      -------
Sales - Net              $  163,659  $   223,189  $   936,605   $   427,613

Cost of Goods Sold          166,073      571,622      769,710       724,099
                         ----------  -----------  -----------   -----------

Gross Profit               (  2,414)    (348,433)     166,895      (296,486)



Administrative Expenses     560,601      638,583    1,535,774       822,445
                         ----------  -----------  -----------   -----------

Operating Income Loss)     (563,015)    (987,016)  (1,368,879)   (1,118,931)

Other [Income] Expense:

  Loss on disposal of
   assets                         0                   (58,900)
  Loss on goodwill
   impairment                     0                  (527,183)
  Gain on sales of
   assets                         0                    30,000
  Interest Expense          (62,764)     (91,701)    (184,105)     (112,649)
  Interest Income             5,049        9,929       18,082         9,929
  Licensing Fees                  0                   100,000
                         ----------  -----------  -----------   -----------

  Other Expense
   [Income]-Net             (57,715)     (81,772)    (632,106)     (102,720)
                         ----------  -----------  -----------   -----------

  [Loss] Before Income
   Taxes                   (620,730)  (1,068,788)  (2,000,985)   (1,221,651)

Provision for Income
 Taxes                           --           --           --            --
                          ---------  -----------  -----------   -----------

  Net [Loss]             $ (620,730) $(1,068,788) $(2,000,985)  $(1,221,651)
                         ==========   ==========  ===========   ===========
Weighted Average Number
 of Shares                6,266,675    3,721,377    4,622,239     3,712,698
                         ==========   ==========   ==========   ===========

  Net [Loss] Per Share   $     (.10) $      (.29)        (.43)         (.33)
                         ==========   ==========   ==========   ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------

                                                 Nine months ended
                                                 December 31,
                                                  1 9 9 8         1 9 9 7
                                                  -------         -------
  Net Cash - Operating Activities              $ (2,000,985)    $ (1,221,651)
                                               ------------     ------------

  Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
         Depreciation and amortization             33,550           13,000
         Write off of good will                   527,183                0
         Loss of disposal of assets, net           18,900                0
(Increase)decrease in operating assets:
         Accounts receivable                       48,816         (139,847)
         Inventory                                (39,039)        (365,680)
         Prepaid insurance and expenses           103,908                0
         Other assets                                   0          (16,615)

Increase (decrease) in operating liabilities:
         Accounts payable                         524,779          408,581
         Accrued expenses                         (81,882)         112,649
         Payroll taxes payable                    321,727           51,189
         Deferred compensation                   (122,500)               0

         Net cash used in operating
          activities                             (745,643)      (1,158,374)

Cash flows from investing activities:
         Purchase of property and equipment       (18,531)        (130,000)
         Acquisition of goodwill                 (504,172)        (875,000)
         Acquisition of other tangible
          assets                                 (460,000)               0
         Net cash used in operating
          activities                             (982,703)      (1,005,000)

Cash flows from financial activities:
         Cash overdrafts                                0           68,303
         Payments collected on (issuance)
          of) note payable                       (115,594)        (209,929)
         Proceeds from (repayments of)
          note payable                           (668,839)       1,600,000
         Issuance of common stock               2,589,617            5,000
         Issuance of preferred stock                  500          700,000

         Net cash from
         financing activities                   1,805,684        2,163,374

Net increase(decrease) in cash/cash equiv.    77,338                0

Cash and cash equivalent - beginning               0                0

Cash and cash equivalent - ending             77,338                0

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On October 22, 1998, Perry's Majestic Beer, Inc., (the "Company") entered into a letter of intent to acquire a minimum of 80% of the capital stock of a beverage company, X-Treem Products Corporation ("X-Treem"), through an exchange with the shareholders of X-Treem of up to 93% of the issued and outstanding shares of the Company's capital stock as of the closing of the exchange transaction, whereby X-Treem will become a subsidiary of the Company. On December 1, the Company entered into an exclusive licensing agreement with X-Treem whereby the Company received the exclusive right to sell and distribute the McCoy's line of all natural beverages and an option to purchase the McCoy's beverage brand and the intellectual property associated therewith (the "Option"). Pursuant to the plan to acquire a minimum of 80% of the capital stock of X-Treem, on December 7, 1998, the Company acquired approximately 67% of the capital stock of X-Treem from the X-Treem shareholders in exchange for approximately 68% of the issued and outstanding shares of the Company's capital stock. This was accomplished through the issuance of 8,000,000 shares of common stock to three shareholders of X-Treem. The Company will complete the stock transaction with the shareholders of X-Treem through the issuance of additional shares of its capital stock to X-Treem shareholders in exchange for additional shares of their capital stock. On December 23, 1998, the Company exercised its Option with respect to the McCoy's beverage brand by fulfilling the payment and other terms of the option agreement, including executing a promissory note in the amount of $300,000 made payable to X-Treem in 2001.

In connection with the acquisition of Leroux Creek Food Corporation, Inc. on July 2, 1998, the Company executed a note with the Seller in the amount of $587,500. In addition, the Company agreed to issue options providing for the purchase of a total of 750,000 shares of common stock at fair market value at the date of grant. Amortization of goodwill of $68,120 was recorded related to the acquisition of Leroux Creek Food Corporation for the six months ended December 31, 1998 [See Notes 7D and 10D].

On May 18, 1998, the Company sold the assets, all rights to licenses, permits and contracts, and all trademarks, trade names and processes of the Post Road Beer brand for $330,000. The purchaser executed a promissory note for $320,000, and the Company has received $248,331 in payments as of December 31, 1998.

In November 1997, the Company issued 25,000 shares of common stock to an employee of the Company for past services rendered. An expense of $14,060 was recorded as a result of this transaction which represented the fair market value of the stock at the time of issuance.

In September 1997, the Company issued 50,000 shares of common stock to an officer of the Company in connection with the acquisition of Orchard Annie. Goodwill of $25,000 was recorded as a result of these transactions, which represents the fair market value of the stock at time of issuance. Related amortization of $2,500 was recorded for the year ended March 31, 1998. In December 1998, these shares were surrendered by the officer to the Company.

On June 13, 1997, the Company exchanged a $100,000 promissory note receivable from Bev-Tyme, Inc. ("Bev-Tyme") for 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme. Treasury stock of $2,000,000 was recorded and the unrealized loss and investment in Bev-Tyme eliminated. Bev-Tyme filed for bankruptcy on April 9, 1998. The Series B Preferred Treasury Stock was canceled March 31, 1998.

In June 1997, the Company issued options for 200,000 shares of common stock to consultants and recorded compensation expense of $46,000 for services rendered.

PERRY'S MAJESTIC BEER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[1]  Basis of Presentation

On October 22, 1998, Perry's Majestic Beer, Inc., a Delaware corporation,(the "Company") entered into a letter of intent to acquire a minimum of 80% of the capital stock of a beverage company, X-Treem Products Corporation ("X-Treem") through an exchange with the shareholders of X-Treem of up to 93% of the issued and outstanding shares of the Company's capital stock as of the closing of the exchange transaction, whereby X-Treem will become a subsidiary of the Company. On December 1, 1998 the Company acquired an option to purchase the McCoy's beverage brand and the intellectual property associated therewith (the "Option"). On December 7, 1998, the Company acquired approximately 67% of the capital stock of X-Treem from X-Treem shareholders in exchange for approximately 68% of the issued and outstanding shares of the Company's capital stock. On December 23, 1998, the Company exercised its Option with respect to the McCoy's beverage brand by fulfilling the payment and other terms of the option agreement, including executing a promissory note in the amount of $300,000 made payable to X-Treem in 2001. The Company will complete the stock transaction with the shareholders of X-Treem through the issuance of additional shares of its stock to X-Treem shareholders in exchange for additional shares of their capital stock. For accounting purposes only, the transaction was treated as a reverse acquisition whereby X-Treem was the acquirer. The historical financial statements prior to April 1, 1998 are those of X-Treem. The statements of operations for the three months and nine months ended December 31, 1998 include activities of X-Treem for the entire periods and activities of the Company from December 7, 1998 through December 31, 1998.

[2]  Organization and Nature of Business

The Company was formed in December 1995. The Company's main office is in Secaucus, New Jersey. There were no revenue or expense activities through March 31, 1996. The Company became a subsidiary of Bev-Tyme, Inc. ("Bev-Tyme") as of March 29, 1996. Perry's is no longer a subsidiary of Bev-Tyme, although the two companies continued to have some common management through July 17, 1997. However, for accounting purposes Perry's was treated as a subsidiary of Bev-Tyme through June 30, 1997. As a corporation, the Company was a separate legal entity even when it was a subsidiary. Bev-Tyme filed for bankruptcy on April 9, 1998.

X-Treem Products Corporation, a Delaware corporation, was formed on April 11, 1997.

The Company has completed its transformation from a microbrew beer company to a non-alcoholic beverage and natural food company. The Company sold its Post Road line of ales on May 18,1998. During the second quarter, it ceased brewing the Perry's Majestic line of organic beers. The Company produces an applesauce brand, Leroux Creek, through one independent unaffiliated applesauce manufacturer.

The Company's Leroux Creek applesauce line is produced with apples "grown without pesticides" and is available in ten flavors in both 24 ounce and 4 ounce cups sold in a four pack. There are currently eight brokers and 21 distributors selling the Leroux Creek line of applesauces.

The Company has discontinued its Quigley's Orchard six ounce single serve line of deluxe applesauces to concentrate on its Leroux Creek brand. The Company will determine in the future whether it will reintroduce the line in a new package size.

The Company's McCoy's line of all natural microbrewed fruit drinks, lemonades and ready to drink teas is available in ten flavors and sold in 20 ounce glass bottles. There are currently 23 distributors selling McCoy's beverages. The beverages are bottled by an independent unaffiliated bottling company.

[3] Summary of Significant Accounting Policies

[A] Basis of Reporting - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary in order to make the interim financial statements not misleading. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto, contained in the annual report on Form 10-KSB for the year ended March 31, 1998.

[B] Principles of Consolidation - The consolidated financial statements include the accounts of Perry's and its wholly-owned subsidiaries and of X-Treem. Material intercompany transactions and balances have been eliminated in consolidation.

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

[D] Cash and Cash Equivalents - The Company's policy is to classify all highly liquid investments with a maturity of three months or less when purchased as cash equivalents. Neither the Company nor X-Treem had cash equivalents at December 31, 1998.

[E] Goodwill - Amounts paid in excess of the estimated value of net assets acquired of Riverosa, Old Marlborough, Orchard Annie, Inc., Leroux Creek Food, Inc. and X-Treem were charged to goodwill. Goodwill relates to revenues the Company anticipates realizing in future years. The Company decided to amortize its goodwill over a period of up to five years under the straight-line method. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company will also evaluate whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from acquired assets or businesses. Impairment is recognized if the carrying value of goodwill is less than the projected undiscounted cash flow from the acquired assets or business [See Note 18].

[F] Inventories - Inventories are stated at the lower of cost or market. Cost, which includes purchases, freight and packaging, raw materials, packing fees, and finished products is determined on the first-in, first-out basis.

[G] Furniture, Fixtures and Equipment - Furniture, fixtures and equipment are stated at cost and are depreciated over its estimated useful life of 5 to 7 years. Leasehold improvements are amortized over the lesser of the useful life of the improvements or the lease term. Depreciation and amortization are calculated using the straight-line method.

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

The Company maintains cash and cash equivalent balances at a financial institution in New York. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1998, the Company had no uninsured cash balance.

The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectable accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company established an allowance for doubtful accounts at December 31, 1998 of $66,628. The Company believes any credit risk beyond this amount would be negligible.

The Company sells its applesauce brand through a system of independent unaffiliated brokers and distributors. Food brokers act as agents for the Company within designated territories or specific channels of trade. The Company has 8 brokers and 21 distributors for its Leroux Creek brand. It is continuing to attempt to expand the brokerage and distribution systems.

The Company sells its McCoy's line of all natural beverages through a system of independent regional beverage distributors and food distributors. As of December 31, 1998 the Company had 23 beverage distributors. It is continuing to attempt to expand the distribution system.

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

[L] Net [Loss] Per Share -The FASB issued SFAS No. 128, "Earnings Per Share," in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company has adopted SFAS No. 128 and prior period EPS data have been restated. Basic EPS is based on average common shares outstanding and diluted EPS include the effects of potential common stock, such as, options and warrants, if dilutive. The Company has potentially dilutive securities that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Such securities may dilute EPS in future years.

[M] Impairment - Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. During the year ending March 31, 1998, the Company determined an impairment of goodwill and intangibles existed [See Note 18].

[N] Income Taxes - The Company accounts for income tax expense and liabilities under the asset and liability method. Deferred income taxes are provided for temporary differences between financial and income tax reporting, relating principally to depreciation, deferred compensation and amortization.

[4] Going Concern

The financial statements presented herein have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company incurred a net loss of $2,341,181 and utilized cash of approximately $1,085,000 for operations for the year ended March 31, 1998. The inability of the Company to generate projected cash needed for operations, considering currently available funds, creates an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is conducting an additional financing which it expects to close in March, 1999. The continuation of the Company as a going concern is dependent upon the success of this financing.

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

[5] Inventories

The Company's inventory consists of raw materials, packaging and finished products of $310,070.

[6] Furniture, Fixtures and Equipment and Depreciation

Furniture, fixtures and equipment and accumulated depreciation as of December 31, 1998 are as follows:

Furniture and Fixtures                         $   47,796
Transportation Equipment                           23,425
Kegs                                                8,395
Storage Equipment                                  22,810
                                               ----------
Total - At Cost                                   102,426
Less:  Accumulated Depreciation                    25,845

  Net                                          $   76,581
                                               ==========

Depreciation expense for the nine months ended December 31, 1998 and 1997 was $11,673 and $12,921, respectively.

[7] Acquisitions

[A] Riverosa Company, Inc. - On March 29, 1996, the Company entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000, of which $150,000 in cash was put into escrow as of March 31, 1996 and for which the Company issued a note payable for $100,000. The note provided for interest of 8% and was paid in full in August of 1996 with proceeds from the Company's initial public offering. The combination was accounted for by the purchase method. Goodwill of $246,000 was recorded and was to be amortized over five years under the straight-line method. Amortization of goodwill of $12,300 was recorded for the three months ended June 30, 1997. As of March 31, 1998, the unamortized balance of $147,600 was written off [See Note 18].

[B] Old Marlborough Brewing Co., Inc.("Old Marlborough") - In September of 1996, the Company acquired Old Marlborough's Post Road microbeer brand and other assets. The Company paid $172,213, of which $35,513 was allocated for the purchase of inventory and equipment and $86,700 was allocated for the repurchase of distribution rights. In February 1997, the Company issued 25,000 shares of common stock valued at approximately $214,000 as additional consideration for the acquisition of Old Marlborough. Goodwill of $264,062 was recorded and was amortized over five years under the straight-line method. For the three months ended June 30, 1997, amortization of goodwill was approximately $13,203. As of March 31, 1998, the unamortized balance of goodwill of $184,844 and the unamortized balance of distribution rights of $60,690 were written-off [See Note 18].

[C] Orchard Annie, Inc. - In March 1997, the Company entered into an agreement to acquire all of the stock of Orchard Annie, Inc., an all natural apple sauce company from an officer of the Company for approximately $67,000 in cash and recorded goodwill for the full value. Additionally, in September of 1997, Perry's issued 50,000 shares of common stock to the same officer in connection with the sale. The fair value of these shares of $25,000 is allocated to goodwill. The combination is accounted for by the purchase method. Amortization of goodwill of $9,236 was recorded for the six months ended September 30, 1998. In addition, the Company agreed to pay an officer of the Company, who was also the sole shareholder of Orchard Annie, Inc., a royalty payment of $.25 per case of 12 units for the first 500,000 cases and $.125 per case of 12 units thereafter for a period of fifteen years. For the nine months ended December 31, 1998 and 1997, royalty expense was $946 and $1,797, respectively.

[D] Acquisition of Leroux Creek Food Corporation, Inc. - On July 2, 1998, the Company acquired the rights, title and interest, customer lists, distribution rights and related recipes for applesauce and applesauce blends of Leroux Creek applesauce brand for the sum of $650,000 from the Leroux Creek Food Corporation and recorded the full amount as goodwill to be amortized over 5 years. On July 2, 1998, the Company paid $62,500 and was the maker of a note to the favor of the seller in the amount of $587,500 with interest at a rate of 9%, with the outstanding balance of principal and interest payable on or before January 2, 1999. Subsequently, the parties agreed to extend the note payment term to May 31, 1999, subject to the Company making certain monthly payments toward the principal. The parties agreed that the $62,500 would be liquidated damages in the event the Company does not make the payment when due. In the event of such non-payment, the ownership of the Leroux Creek brand will revert to the seller. The Company does not presently have funds available to pay the note, and the Company's ability to pay the note and retain ownership of the Leroux Creek brand will be dependent upon its success in identifying sources for such financing, on a timely basis, and on terms acceptable to the Company. The Company also agreed to issue options to the seller to purchase 250,000 shares of common stock at fair market value at the date of the grant valued at $31,200. Amortization of goodwill of $68,120 was recorded related to the acquisition of the Leroux Creek brand for the six months ended December 31, 1998.

[E] Capital Stock of X-Treem - On October 22, 1998, the Company entered into a letter of intent to acquire a minimum of 80% of the capital stock of X-Treem through an exchange with the shareholders of X-Treem of up to 93% of the issued and outstanding shares of the Company's capital stock as of the closing of the exchange transaction, whereby X-Treem will become a subsidiary of the Company. On December 1, the Company entered into an exclusive licensing agreement with X-Treem whereby the Company received the exclusive right to sell and distribute the McCoy's line of all natural beverages and an option to purchase the McCoy's beverage brand and the intellectual property associated therewith (the "Option"). Pursuant to the plan to acquire a minimum of 80% of the capital stock of X-Treem, on December 7, 1998, the Company acquired approximately 67% of the capital stock of X-Treem from X-Treem shareholders in exchange for approximately 68% of the issued and outstanding shares of the Company's capital stock. The Company will complete the stock exchange transaction with the shareholders of X-Treem through the issuance of additional shares of its capital stock to X-Treem shareholders in exchange for additional shares of their capital stock. On December 23, 1998, the Company exercised its Option with respect to the McCoy's beverage brand by fulfilling the payment and other terms of the option agreement, including executing a promissory note in the amount of $300,000 made payable to X-Treem in 2001.

Prior to the license of such rights to the Company, X-Treem produced and marketed McCoy's beverages, a line of "microbrewed" fruit drinks, lemonades and ready to drink teas available in ten flavors and sold in 20 ounce bottles.

[8] Related Party Transactions

[A] Investment - On March 29, 1996, the Company issued to Bev-Tyme (a public corporation) 500,000 shares of convertible Class A Preferred Stock and 7,000,000 shares of non-convertible Class B Preferred Stock for 400,000 shares of Series C Preferred Stock of Bev-Tyme, Inc. (valued at $2,000,000 at March 31, 1996) and $150,000. Each share of Series C Preferred Stock paid an annual dividend of $0.50 per share and was convertible at the option of the holder into 1.8 shares of Bev-Tyme common stock. On April 9, 1998, Bev-Tyme filed for bankruptcy and no dividends were received for the year ended March 31, 1998. As of March 31, 1996, the Company had received $75,000 of the cash payment due from Bev-Tyme and the balance of $75,000 was received on April 4, 1996. Each share of Class A Preferred Stock may be converted by the holder into one (1) share of Common Stock. Each share of Class A Preferred Stock entitles the holder thereof to vote on all matters submitted to the shareholders of the Company.

In January 1997, Perry's received a dividend of 524,000 shares of Bev-Tyme common stock on the investment of 400,000 shares of Bev-Tyme Series C Preferred Stock.

On April 17, 1997, the Company loaned $100,00 to Bev-Tyme in exchange for which Bev-Tyme issued a promissory note to the Company. Bev-Tyme was required to repay the entire principal plus interest on or before April 16, 1998. The Company retained the right to exchange the promissory note for the 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme. On June 13, 1997, the Company exchanged the $100,000 promissory note from Bev-Tyme for the 7,000,000 shares of the Company's Series B Preferred Stock held by Bev-Tyme. Treasury stock of $2,000,000 was recorded and the unrealized loss and investment in Bev-Tyme has been eliminated. The Series B Preferred Treasury Stock was canceled March 31, 1998. The 400,000 shares of Series C Preferred of Bev-Tyme and the 524,000 shares of Bev-Tyme common stock received as a dividend on the investment in Bev-Tyme are still held by Perry's and are accounted for with no value on the financial statements. As a result of the June 13, 1997 transaction, Perry's was no longer a subsidiary of Bev-Tyme, although the two companies continued to have some common management through July 7, 1997. However, for accounting purposes Perry's was treated as a subsidiary of Bev-Tyme through June 30, 1997.

[9] Income Taxes

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

[10] Stock Options

[A] In March 1996, the Board of Directors of the Company adopted, and the stockholders of the Company approved, the adoption of the 1996 Stock Option Plan. The maximum number of shares of common stock with respect to which awards may be granted pursuant to the 1996 Plan is initially 2,000,000 shares. No options are outstanding under this plan.

[B] In connection with the initial public offering, the Company issued to its underwriter in July 1996 an option to purchase 58,333 shares of common stock at a purchase price of $7.20 per share exercisable commencing July 1997 and expiring July 2001.

[C] During the year ended March 31, 1998, the Company issued a total of 1,550,000 options to purchase common stock with an exercise price equal to fair market value at time of issuance to certain officers, directors and employees. The Company recorded compensation expense of $46,000 for 200,000 common stock options issued to consultants for services rendered during the year.

[D] In July 1998, the Company agreed to issue an option to purchase 250,000 shares of common stock at fair market value at the date of grant in connection with the acquisition of Leroux Creek applesauce brand. In addition, the Company entered into a consulting agreement with the former owner of the Leroux Creek brand for services to be provided to the Company by such former owner over a three year period. The Company agreed to issue to the former owner an option to acquire up to 500,000 shares of the Company's common stock, at fair market value as follows: 200,000 options exercisable immediately, and 100,000 options exercisable per year for the following three years. This agreement was valued at $3,000 and recorded as deferred compensation. Amortization of $250 was recorded for the three months ended September 30, 1998.

[E] In December, 1999 the Company issued a combined total of 850,000 common stock options at fair market value to Robert Sipper and Mark Butler in exchange for the return of 200,000 shares of common stock from Robert J. Sipper and 250,000 shares of common stock from Mark Butler, thereby reducing the amount of deferred compensation.

There was no stock option activity during the year ended March 31, 1997.

A summary of stock option activity is as follows:
                                                          Weighted Average
                                                Common     Exercise Price
                                                 Stock      Common Stock

Outstanding and Exercisable on March 31, 1998
  Forwarded                                     500,000      $   0.875
                                                300,000           0.50
                                                750,000           0.16

  Granted (Subsequent to 3/31/98)               750,000      $    0.10
                                                850,000           0.05
  Exercised                                          --             --
  Forfeited/Expired                                  --             --
                                             ----------      ---------

  Outstanding on December 31, 1998           $3,150,000      $    0.26
  ---------------------------------          ==========      =========

  Exercisable on December 31, 1998           $2,850,000      $   0.278
  ---------------------------------          ==========      =========

The following table summarizes information about stock options outstanding at December 31, 1998. The common stock options issued to officers, directors and employees do not expire and may be exercised at anytime. The 200,000 common stock options to be issued to consultants at an exercise price of $0.875 have a weighted average remaining contractual life of 3 years. The 750,000 options issued with an exercise price of $0.13 have a weighted average remaining contractual life of 4.75 years. All other options expire in 9.5 years.

                               Common Stock
                         Exercise Price     Shares

                           $    0.05        850,000
                           $    0.10        750,000
                           $    0.16        750,000
                           $    0.50        300,000
                           $   0.875        500,000
                           $    7.20         58,333
                                             ------

                         Total            3,208,333

[11] Common Stock

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

[C] In September 1997, the Company issued 50,000 shares of common stock to an officer of the Company in connection with the acquisition of Orchard Annie, Inc. Goodwill of $25,000 was recorded [See Note 7C]. In December, 1998 the shares were returned to the Company and retired.

[D] In November 1997, the Company issued 25,000 shares of common stock to an employee of the Company for past services rendered. An expense of $14,060 was recorded as a result of this transaction, which represents the fair market value of the stock at time of issuance.

[E] In December 1998, as part of the Company's planned acquisition of 80% of the capital stock of X-Treem, 8,000,000 shares of common stock were issued to three shareholders of X-Treem.

[12] Bridge Loan

On March 31, 1996, the Company borrowed an aggregate of $150,000 from seven [7] unaffiliated lenders [the "Bridge Lenders"]. In exchange for making loans to the Company, each Bridge Lender received a promissory note [the "Bridge Note"]. Each of the Bridge Notes bears interest at the rate of eight percent [8%] per annum. As of March 31, 1996, $90,000 was received in cash from the bridge loan and $60,000 was received on April 4, 1996. The principal balance of $150,000 and interest for $4,208 was paid August 5, 1996.

[13] Note Payable

Debt as of December 31, 1998 consists of the following:

Note payable - due in October 2002 with interest at
 10.79% per annum                                                   $   18,661

Note payable - due on or before January 2, 1999 with
 interest at 9% per annum                                              562,500

Notes payable - X-Treem                                                940,000
                                                                    ----------
Total                                                                1,521,161

Less:  Current Portion                                               1,352,500
                                                                    ----------
  Non-Current Portion                                               $  168,661
  -------------------                                               ==========

Maturities of the notes payable as of December 31, 1998 are as follows:

September 30,
  1999                                    $1,352,500
  2000                                       154,340
  2001                                         5,838
  2002                                         6,392
  2003                                         2,091
  Thereafter                                      --
                                           ---------

  Total                                   $1,521,161
  -----                                    =========

[14] New Authoritative Pronouncements

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument are recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income (outside earnings) until the consummation of the underlying transaction.

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

[15] Financial Instruments

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

[16] Commitments and Contingencies

[A] Employment Agreements - As of December 31, 1998, the Company has two employment agreements with executives of the Company that expire in the year 2001. The annual commitments for compensation are approximately $270,000 each year. In addition, the Company has agreed to grant to an executive 20,000 common stock options each year as a bonus for the next three years, exercisable at $6.00 per share for a period of four years. No common stock options exercisable at $6.00 have been issued. On January 16, 1998, the Company issued 100,000 common stock options exercisable at $0.875 to this same executive. The Company also agreed to grant to another executive 100,000 common stock options on each of March 31, 1998 and March 31, 1999, exercisable at fair market value at the date of grant. The options relating to this agreement were issued on January 16, 1998 at fair market value [See Note 10].

During February 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements through 2001. As a result of this agreement, deferred compensation of $2,000,000 was recorded and related amortization of $356,250 was expensed for both of the nine months ended December 31, 1998 and 1997. In December, 1998 both of these officers returned the 400,000 shares of common stock in exchange for an aggregate of 850,000 common stock options at fair market value.

[B] Consulting Agreements - In February 1997, the Company issued 200,000 shares of common stock to a consultant for services to be performed over a three year period. On June 4, 1997, this agreement was amended extending the period of service for one additional year. This agreement was valued at $450,000 and recorded as deferred compensation. Amortization of $82,500 was recorded as amortization expense for both the nine months ended December 31, 1998 and 1997.

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

[D] Royalty Agreements - In connection with the acquisition of Orchard Annie, Inc., the Company has agreed to pay a royalty payment of $0.25 per 12 pack case for each of the first 500,000 cases sold and $0.125 per case thereafter for a period of fifteen years. Royalty expense of $946 and $1,797 was recorded for the nine months ended December 31, 1998 and 1997, respectively.

In addition, the Company has agreed to pay to a graphic design firm a royalty of $0.0125 per 12 pack case sold for design services rendered. Royalty expense of $442 was recorded for the nine months ended December 31, 1998 under this agreement.

[E] & [F] Loan Guarantee/Pledged Inventory - The Company purchased the Post Road brand of ales from Old Marlborough Brewing Co., subject to a lien held by Fleet Bank on the purchased assets which secured a loan made to the former owner of the Post Road brand by Fleet Bank. At the time the Company sold the Post Road brand, it negotiated with Fleet Bank to remove the lien in order to accomplish the sale, but was required to guarantee payment of the outstanding balance of the former owner's loan and to secure the guarantee with a lien on the Company's assets. The outstanding balance of the loan is approximately $66,000 at December 31, 1998.

[17] Leases

[A] Future minimum payments under non-cancelable operating leases of the Company for transportation equipment and office space are as follows at December 31, 1998:

1999                                $  18,719
2000                                   12,626
2001                                       --
2002                                       --
2003                                       --
Thereafter                                 --
                                    ---------

 Total Minimum Lease Payments       $  31,345

[B] Rent expense for the nine months ended December 31, 1998 and 1997 was $11,106 and $9,900, respectively.

[C] Rental Agreement - In May of 1997, the Company entered into a three year lease for office space with monthly rent of $1,200 for the first year, $1,248 and $1,297 for each of the two years thereafter.

[18] Impairment of Long-Lived Assets

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
  -----                                                       ==========


[19] Post Road Sale

On May 18, 1998, the Company sold the assets, all rights to licenses, permits and contracts, and all trademarks, tradenames and processes of the Post Road beer brand with a net book value of approximately $131,500 to the Brooklyn Brewery Corporation ["BBC"] for consideration of $330,000 of which $10,000 was paid in cash. BBC executed a secured promissory note for the balance of $320,000, and the Company has received payments of $236,667 under this note as of December 31, 1998. In addition, BBC put $35,000 into escrow to satisfy the outstanding tax liability for an executive of Old Marlborough. As of December 31, 1998, $83,333 remains outstanding under the note.

[20] Subsequent Events

In January, 1999, the Company entered into an exclusive license agreement whereby the Company exclusively licensed for liquids and apple based products a proprietary advanced delivery technology. The technology allows the Company to incorporate functional amounts of nutritional ingredients, selectively directed to different locations in the body on a sustained release basis for maximum effect, in clear beverages without compromising the taste, color, mouth-feel, stability or cost of the products.


                       . . . . . . . . . . . . . . . . .

Item 2:

PERRY'S MAJESTIC BEER, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


For the nine months ended December 31, 1998, compared with the nine months ended December 31, 199 7.

The following discussion of the Company's financial condition as of December 31, 1998 and results of operations for the nine months ended December 31, 1998 and 1997 includes the transactions with X-Treem Products Corporation. For accounting purposes only, the transaction was treated as a reverse acquisition whereby X-Treem was the acquirer. The historical financial statements prior to April 1, 1998 are those of X-Treem. The statements of operations for the three months and nine months ended December 31, 1998 include activities of X-Treem for the entire periods and activities of the Company from December 7, 1998 through December 31, 1998.

OVERVIEW

Perry's Majestic Beer, Inc. (the "Company") was formed in December of 1995. There were no operations prior to the formation of Perry's for the period December 1995 to March 1996 nor any revenue or expense activities for Perry's through March 31, 1996. The primary activities for Perry's prior to the proposed acquisition of Riverosa Company, Inc. ["Riverosa"] were investing and financing activities through March 31, 1996 [See "Liquidity and Capital Resources"]. In March of 1996, the Company entered into an agreement to acquire Riverosa, which was formed in November of 1993. Riverosa was engaged in the manufacture and distribution of microbrewed beers and ales.

The Company has completed its transformation from a microbrew beer company to a non-alcholic beverage and natural food company. The Company sold its Post Road line of ales on May 18, 1998. During the second quarter, it ceased brewing the Perry's Majestic line of organic beers.

The Company produces an applesauce brand, Leroux Creek, through one independent unaffiliated applesauce manufacturer.

The Company's Leroux Creek applesauce line is produced with apples "grown without pesticides" and is available in ten flavors in both 24 ounce and 4 ounce cups sold in a four pack. There are currently eight brokers and 21 distributors selling the Leroux Creek line of applesauces.

The Company's McCoy's line of all natural microbrewed fruit drinks, lemonades and ready to drink iced teas are available in ten flavors and sold in 20 ounce glass bottles. There are currently 23 distributors selling McCoy's beverages. The beverages are bottled by an independent unaffiliated bottling company. In January, 1999, the Company entered into an exclusive license agreement whereby the Company exclusively licensed for all liquids and apple based products a proprietary advanced delivery technology. The technology allows the Company to incorporate functional amounts of nutritional ingredients, selectively directed to different locations in the body on a sustained release basis for maximum effect, in clear beverages without compromising the taste, color, mouth-feel, stability or cost of the products.

In September 1996, the Company acquired the Post Road Beer brand and other assets from the Old Marlborough Brewing Company, Inc. On May 18, 1998, the Company sold the Post Road brand to the Brooklyn Brewery Corporation for consideration of $330,000.

In March 1997, the Company acquired all of the outstanding stock of Orchard Annie, Inc., a manufacturer of natural applesauces. The Company introduced its first four flavors of applesauce under the brand name Quigleys. The Quigley's Orchard line has been discontinued by the Company to permit it to concentrate on its Leroux Creek line of applesauce. The Company will determine in the future whether it will reintroduce the line in a different package size.

On May 18, 1998, the Company sold the assets, all rights to licenses, permits and contracts, and all trademarks, tradenames and processes of the Post Road beer brand with a net book value of approximately $131,500 to the Brooklyn Brewery Corporation ("BBC") for consideration of $330,000 of which $10,000 was paid in cash. BBC executed a secured promissory note for the balance of $320,000. In addition, BBC put $35,000 into escrow to satisfy the outstanding tax liability for an executive of Old Marlborough.

On July 2, 1998, the Company acquired the rights, title and interest, customer lists, distribution rights and related recipes for applesauce and applesauce blends of Leroux Creek applesauce brand for the sum of $650,000 from the Leroux Creek Food Corporation. On July 2, 1998, the Company paid $62,500 and was the maker of a note in favor of the seller in the amount of $587,500 with interest at a rate of 9%, with the outstanding balance of principal and interest payable on or before January 2, 1999. Subsequently, the parties agreed to extend the note payment term to May 31, 1999, subject to the Company making certain monthly payments toward the principal. The parties agreed that the $62,500 would be liquidated damages in the event the Company does not make the payment when due. In the event of such non-payment, the ownership of the Leroux Creek brand will revert to the seller. The Company does not presently have funds available to pay the note, and the Company's ability to pay the note and retain ownership of the Leroux Creek brand will be dependent upon its success in identifying sources for such financing, on a timely basis, and on terms acceptable to the Company. In connection with the foregoing, the Company also agreed to issue to the seller options to purchase 250,000 shares of common stock at fair market value at the date of the grant. As of December 31, 1998, the Company has entered into arrangements with eight brokers and twenty-one distributors to sell the Leroux Creek brand.

During July 1998, the Company entered into a consulting agreement with Edward Tuft, the former owner of the Leroux Creek brand. Mr. Tuft's company will continue to produce Leroux Creek applesauces for the Company. The Consulting Agreement provides for Mr. Tuft to receive options to acquire up to 500,000 shares of the Company's common stock, at fair market value, as follows: 200,000 options at the time of execution of the Consulting Agreement, and 100,000 options per year for the following three years.

On October 22, 1998, the Company entered into a letter of intent to acquire a minimum of 80% of the capital stock of a beverage company, X-Treem through an exchange with the shareholders of X-Treem of up to 93% of the issued and outstanding shares of the Company's capital stock as of the closing of the exchange transaction, whereby X-Treem will become a subsidiary of the Company. On December 1, 1998, the Company entered into an exclusive licensing agreement with X-Treem whereby the Company received the exclusive right to sell and distribute the McCoy's line of all natural beverages and an option to purchase the McCoy's beverage brand and the intellectual property associated therewith (the "Option"). Pursuant to the plan to acquire a minimum of 80% of the capital stock of X-Treem, on December 12, 1998, the Company acquired approximately 68% of the issued and outstanding shares of the Company's capital stock. The Company will complete the stock exchange transaction with the shareholders of X-Treem through the issuance of additional shares of its capital stock to X-Treem shareholders in exchange for additional shares of their capital stock. On December 23, 1998, the Company exercised its Option with respect to the McCoy's beverage brand by fulfilling the payment and other terms of the option agreement, including executing a promissory note in the amount of $300,000 made payable to X-Treem in 2001.

Prior to the license of such rights to the Company, X-Treem produced and marketed McCoy's beverages, a line of "microbrewed" fruit drinks, lemonades and ready to drink teas available in ten flavors and sold in 20 ounce bottles.


RESULTS OF OPERATIONS

The Company incurred a net loss from operations of $2,000,985 for the nine months ended December 31, 1998 as compared to a net loss from operations of $1,221,651 for the nine months ended December 31, 1997. The loss from operations for the nine months ended December 31, 1998 is primarily due to insufficient sales volume resulting from the Company's inability to produce sufficient McCoy's beverage products because of insufficient capital resources. The demand for the Company's McCoy's beverages materially exceeded the Company's ability to produce beverages to meet such demand.

The net sales for the Company for the nine months ended December 31, 1998 were $936,605 as compared to $427,613 for the nine months ended December 31, 1997. This increase is due to the increased production and sales of the McCoy's beverage.

The Company had a gross profit of $166,895 or 17.8% as compared to a negative gross profit of $296,486 or (69.3%) for the nine months ended December 31, 1998 and 1997, respectively. The increase in the gross profit is due to increased production and sales of the McCoy's beverages.

The Company's selling, general and administrative expenses for the nine months ended December 31, 1998 and 1997 were $1,368,879 and $1,118,931, respectively.


LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended December 31, 1998, the Company utilized $2,000,985 in cash for operating activities as compared to $1,221,651 for the nine months ended December 31, 1997. The cash balance at December 31, 1998 was $77,338.

As of September 30, 1998, the Company has 2 employment agreements with executives of the Company that expire in the year 2001. The annual commitments for compensation are approximately $270,000 each year. In addition, the Company has agreed to grant to an executive 20,000 common stock options each year as a bonus for the next three years, exercisable at $6.00 per share for a period of four years. To date, the Company has not issued the 20,000 common stock options, exercisable at $6.00. On January 16, 1998, the Company issued 100,000 common stock options exercisable at $0.875 to this same executive. The Company also agreed to grant to another executive 100,000 common stock options on each of March 31, 1998 and March 31, 1999, exercisable at fair market value at date of grant. The options relating to this agreement were issued on January 16, 1998 at fair market value.

During February 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements through 2001. As a result of this agreement, deferred compensation of $2,000,000 was recorded and related amortization of $356,250 was expensed for both the nine months ended December 31, 1998 and 1997. In December 1998 these two officers returned these shares of common stock in return for an aggregate of 850,000 common stock options at fair market value.

In February 1997, Perry's issued 200,000 shares of Perry's common stock to a consultant for services to be performed over the next three years. On June 4, 1997, this agreement was amended extending the period of service for one additional year. This agreement was valued at $450,000 and recorded as deferred compensation. Amortization of $82,500 was recorded as amortization expense for both the nine months ended December 31, 1998 and 1997, respectively.

In March 1997, Perry's entered into an agreement to acquire all of the stock of Orchard Annie, Inc., an all natural apple sauce company from an officer of the Company for approximately $67,000 in cash and recorded goodwill for the full value. Additionally, in September of 1997, Perry's issued 50,000 shares of common stock to the same officer in connection with the sale and the fair value of these shares of $25,000 is allocated to goodwill. These 50,000 shares of common stock have been returned to the Company in December 1998. The combination is accounted for by the purchase method. In addition, the Company agreed to pay an officer of the Company, ho was also the sole shareholder of Orchard Annie, Inc., a royalty payment of $.25 per case of 12 units for the first 500,000 Cases and $.125 per case of 12 units thereafter for a period of fifteen years. For the nine months ended December 31, 1998 and 1997, royalty expense was $946 and $1,797, respectively.

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

On July 2, 1998, the Company acquired the rights, title and interest, customer lists, distribution rights and related recipes for applesauce and applesauce blends of Leroux Creek applesauce brand for the sum of $650,000 from the Leroux Creek Food Corporation and recorded the full amount as goodwill to be amortized over 5 years. On July 2, 1998, the Company paid $62,500 and was the maker of a note to the favor of the seller in the amount of $587,500 with interest at a rate of 9%, with the outstanding balance of principal and interest payable on or before January 2, 1999. Subsequently, the parties agreed to extend the note payment term to May 31, 1999, subject to the Company making certain monthly payments toward the principal. The parties agreed that the $62,500 would be liquidated damages in the event the Company does not make the payment when due. In the event of such non-payment, the ownership of the Leroux Creek brand will revert to the seller. The Company does not presently have funds available to pay the note, and the Company's ability to pay the note and retain ownership of the Leroux Creek brand will be dependent upon its success in identifying sources for such financing, on a timely basis, and on terms acceptable to the Company. In connection with the foregoing acquisition, the Company also agreed to issue options to the seller to purchase 250,000 shares of common stock at fair market value at the date of the grant valued at $31,200. Amortization of goodwill of $68,120 was recorded related to the acquisition of the Leroux Creek brand for the six months ended December 31, 1998.

In connection with the acquisition of the Leroux Creek brand, the Company entered into a consulting agreement with the former owner of the Leroux Creek brand for services to be provided to the Company by such former owner over a three year period. The Company agreed to issue to the former owner an option to acquire 500,000 shares of the Company's common stock, at fair market value as follows: 200,000 options exercisable upon execution of the consulting agreement, and 100,000 options exercisable each year for the following three years. Amortization of $250 was recorded for the three months ended September 30, 1998.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In May 1998, the Company sold the assets of the Post Road Beer brand and is currently attempting to successfully close an additional financing. There can be no assurance that management's plans to reduce operating losses and to obtain additional financing to fund operations will be successful. The absence of such additional financing on terms favorable to the Company could have a material adverse effect on the business and operations of the Company.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income (outside earnings) until the consummation of the underlying transaction.

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

IMPACT OF INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Increases in the cost of supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereon duly authorized.


                         PERRY'S MAJESTIC BEER, INC.



March 11, 1999           By: /s/ James B. Hovis
                             --------------------------------------
                             James B. Hovis, President & Chief Executive
                             Officer