Form 10KSB
period 1999-03-31
PHLO CORP
filed 2000-03-23
CIK 1012130

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

  [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                    For the fiscal year ended March 31, 1999.

  [ ] Transition Report pursuant to Section 13 or 15(d) of The Exchange Act of
                                      1934

               For the period from April 1,1998 to March 31, 1999.

                           Commission File No. 0-21079

                                PHLO CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                          11-3314168
    (State of or other jurisdiction     (IRS Employer Identification No.)
  of incorporation or organization)

          475 Park Avenue South
                7th Floor
            New York, New York                        10016
          (Address of Principal                     (Zip Code)
           Executive Officers)

Registrant's telephone number, including area code: (212) 447-1322

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share
                    ----------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $1,176,208.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 31, 1999, was approximately $1,250,000.

Number of shares outstanding of the issuer's common stock as of March 31, 1999 was 11,333,335.

                                TABLE OF CONTENTS

Item Number                                                                 Page

     PART I

1.   Business
2.   Properties
3.   Legal Proceedings
4.   Submission of Matters to a Vote of Security Holders

     PART II

5.   Market for the Registrant's Common Equity and Related
         Shareholder Matters
6.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations
7.   Financial Statements and Footnotes
8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

     PART III

9.   Directors and Executive Officers
10.  Executive Compensation
11.  Security Ownership of Certain Beneficial Owners and Management
12.  Certain Relationships and Related Transactions

     PART IV

13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     Signatures

                                     PART I

Item 1.  BUSINESS

General

     Phlo Corporation (formerly named Perry's Majestic Beer, Inc.) a Delaware corporation incorporated in December, 1995 (the "Company") has been actively developing a proprietary product base the result of which could dramatically increase the intrinsic value of the Company and its valuation within the financial community and financial markets. Central to the Company's strategic development plan is the development, acquisition and/or exclusive licensing of proprietary technology, nutraceutical, biotechnological, and/or pharmaceutical in nature, which the Company initially plans to convey to consumers through the use of beverage systems.

     The Company is positioned as a technology company which is using the high volume chain-store segment of the beverage industry to commercialize a portion of its technology. The Company is focusing its technology acquisition efforts on those technologies related to preventing or ameliorating cancer, reducing the effects of aging, assisting in weight loss, and enhancing sexual performance. The Company has exclusively licensed a proprietary (patent pending) "advanced delivery system" technology for use in its beverages and certain foods, which has already been tested in certain of its beverages and which will be incorporated in all of its beverages. Through the use of this technology, the Company will be able to deliver to the consumer in the most effective and consumer-friendly manner nutritional and/or pharmaceutically active agents through its beverage products. The Company believes that its controlled-release technology is superior to other such technologies because it is ideal for use in beverage systems and liquid formulations, as there is no creation of particulate matter and the technology is colorless and tasteless. Additionally, the encapsulation materials provide mechanical, chemical and thermal stability superior to any currently available coatings, and this controlled-release technology can employ a number of different specific trigger mechanisms which induce release of the active ingredients. Such trigger mechanisms can be pre-selected from a myriad of conditions which include pH change, dilution, change in ionic strength, surfactancy, temperature, enzyme activity, and chemical reaction of complexation with a targeted trigger component.

     Although controlled-release technology is now being used by the manufacturers of vitamin pills, this technology does not appear in the beverage industry. The Company should be able to use the patent-pending controlled-release technology to release during an extended period compounds through its beverage systems which the Company believes would assist in materially lowering the risks of certain types of cancer and cardiovascular disease, enhancing physical and mental performance, and increasing immunity to infectious diseases.

     The Company's exclusively licensed proprietary technology and its inclusion of truly functional (not trace) amounts of nutritional ingredients in its beverages create a great distinction between the Company and every other beverage company in the market today. The Company believes that it would be the first beverage company to introduce controlled-release technology in its beverages and that such introduction would provide a tremendous boost for the Company's ability to get into the largest distribution networks. The Company's proprietary technology and its ability to incorporate such technology in good-tasting beverages allows the Company to offer to its distributors a product which no other beverage company can offer in the market-place today. This development should have an excellent effect on the Company's margins as well as on its distributors' margins, and the Company's intrinsic value and valuation in the financial markets should be relatively higher than that of other beverage companies. The Company is committed to establishing a strong proprietary position in its markets with beverage products which will support claims for important health benefits.

     The "advanced delivery system" technology (the "Technology") allows the Company to be the first to incorporate functional amounts of nutritional ingredients, selectively directed to different locations in the body on a sustained-released basis for maximum effect, in clear beverages without compromising the taste, color, appearance, mouth-feel, stability, or cost of the product. While the Technology has several attributes which collectively make this possible, of paramount importance is the ability to make microcapsules that are uniformly small enough to be virtually invisible when suspended in clear beverages, that carry high payloads, and that utilize inexpensive materials.

Stock Exchange Transaction

     On October 22, 1998, the Company entered into a letter of intent to acquire a minimum of 80% of the capital stock of a beverage company, X-Treem Products Corporation ("X-Treem"), through an exchange with the shareholders of X-Treem of up to 93% of the issued and outstanding shares of the Company's capital stock as of December 7, 1998, whereby X-Treem would become a subsidiary of the Company (the "Stock Exchange Transaction"). Pursuant to the Stock Exchange Transaction, on December 7, 1998, the Company acquired approximately 68% of the capital stock of X-Treem from the principal shareholders of X-Treem in exchange for approximately 67% of the issued and outstanding shares of the Company's capital stock. This was achieved through the issuance by the Company of an aggregate of 8,000,000 shares of its common stock to the principal stockholders of X-Treem in exchange for shares of their stock of X-Treem. Pursuant to the Stock Exchange Transaction, each share of the capital stock of X-Treem is exchangeable for 4,490.30 shares of common stock (or common stock equivalents) of the Company. Additionally, each holder of a warrant to purchase the common stock of X-Treem (an "X-Treem Warrant") is entitled to exchange the X-Treem Warrant for a comparable warrant to purchase 4,490.30 shares of the common stock of the Company for each share of common stock of X-Treem purchasable pursuant to the X-Treem Warrant. The Company will complete the Stock Exchange Transaction with the holders of the capital stock of X-Treem through the issuance of additional shares of its capital stock to X-Treem shareholders in exchange for additional shares of their capital stock and through the issuance to holders of X-Treem Warrants of warrants to purchase the capital stock of the Company in exchange for their X-Treem Warrants.

Change in Management

     In conjunction with the Stock Exchange Transaction, there has been a substantial change in the management of the Company. James B. Hovis was elected as the Company's President and Chief Executive Officer. Anne P. Hovis was elected as the Company's Executive Vice President, Secretary and General Counsel. Robert J. Corsaro, Jr. became the Company's Senior Vice President, Sales and Marketing. Allen G. (Skip) Hoube, Jr. became the Company's Vice President of Production Operations. Robert J. Sipper, formerly the Company's President and CEO, was elected as the Company's Chief Operating Officer. Mark Butler, formerly the Company's Vice President, Sales, was elected as the Company's Vice President, Food Sales. Mr. Butler resigned his employment with the Company and his position as an officer and director of the Company in March 1999.

Change in Business Activities

     The Company has completed its transformation from a microbrew beer company to a technology company which is initially using the high-volume chain-store segment of the beverage industry to commercialize its technology. The Company sold its Post Road line of ales on May 18, 1998. During the second quarter, it ceased brewing the Perry's Majestic line of organic beers. In the months subsequent to March, 1999, the Company also ceased operations related to the production and sale of two lines of applesauce which it acquired in 1997 and 1998.

     On December 1, 1998, the Company entered into an exclusive license agreement with X-Treem whereby the Company acquired the exclusive right to sell and distribute the McCoy's line of all natural beverages and an option to purchase the McCoy's beverage brand and the intellectual property associated therewith (the "Option"). On December 23, 1998, the Company exercised the Option by fulfilling the payment and other terms of the option agreement, including executing a promissory note in the amount of $300,000 made payable to X-Treem in 2001.

     The Company is in the process of redesigning the label and improving the flavor of the pre-existing ten flavors of McCoy's iced teas, fruit drinks and ready-to-drink iced teas and is creating an additional line of seven flavors of McCoy's green teas which will contain functional levels of the powerful anti-oxidant, EGCg. The Company intends to begin offering the McCoy's line for sale in the first fiscal quarter of 2000.

     Also in December, 1998, the Company entered into an exclusive license agreement whereby the Company licensed for liquids and apple-based products a proprietary (patent pending) advanced delivery technology. The technology allows the Company to incorporate functional amounts of nutritional ingredients, selectively directed to different locations in the body on a sustained-release basis for maximum effect, in clear beverages without compromising the taste, color, mouth-feel, stability or cost of the products.

Financing Activities

     The Company raised approximately $440,000 in the third and fourth quarter of fiscal 1999 pursuant to an offering of units at a purchase price of $0.46 per unit. Each unit consists of two shares of the common stock of the Company and
0.216 of a share of Series C Convertible Preferred Stock, and the right to purchase, on or before July 15, 1999, at an aggregate purchase price of $0.46, one additional share of common stock and 0.108 of an additional share of Series C Convertible Preferred Stock. Pursuant to the terms of the Series C Convertible Preferred Stock, (1) each share of Series C Convertible Preferred Stock is convertible into 100 shares of common stock (as adjusted for stock splits, mergers, consolidations, and other extraordinary corporate events) and (2) the Series C Convertible Preferred Stock may not be converted until the earlier to occur of (a) June 30, 2000, and (b) the closing of a secondary public offering of the common stock resulting in gross proceeds to the Company of not less than $10,000,000.

Recent Developments

     In November, 1999, the Company's wholly-owned subsidiary, Phlo System, Inc., executed a consulting agreement with William Regelson, M.D., a widely published specialist in medical oncology, with joint appointments in microbiology and biomedical engineering (Medical College of Virginia, Virginia Commonwealth University, Richmond) who has been a leading researcher in the field of aging for over twenty years and has over 200 publications to his credit. Dr. Regelson will be working with Phlo System, Inc. on biotechnology-related product development activities as well as applications of its advanced delivery technology.

     In March, 2000, Phlo System, Inc. exclusively licensed for all uses, worldwide, a proprietary (patent pending) composition consisting of an ester (derivative) of Vitamin E combined with a delivery system (with sustained-release capability). This technology has been shown through in vitro and in vivo tests to be effective in protecting cells from oxidative stress associated with aging and exposure to toxic agents. Further, these tests have shown this composition to be effective in stimulating the membrane repair function of cells, particularly of the liver, heart and brain. The uses covered by the Phlo System Inc.'s exclusive, worldwide license of this technology include, among other things, pharmaceuticals, biotechnologicals, nutraceuticals, dietary supplements, food and beverage products and topical preparations (for therapeutic or cosmetic use).

     As a result of this acquisition, the Company plans to introduce, during the second calendar quarter of 2000, its new Vital Cell Defense line of beverages which features this patent-pending technology.

Product Overview

     In December, 1998, the Company purchased the McCoy's beverage line, which features the unique concept of "microbrewed" fruit drinks, lemonades, and iced teas and is offered in 20 ounce proprietary glass bottles in 12-pack cases. The McCoy's line of all natural beverages contains no preservatives, artificial colors or flavors and is made from the highest quality natural ingredients.

     Additionally, the Company is creating a line of seven flavors of green teas which will contain functional levels of the powerful anti-oxidant, EGCg. The Company will manufacture, market and sell the McCoy's beverage line, and intends to begin offering the McCoy's line for sale in the first quarter of fiscal 2000. The McCoy's line initially will be offered in 17 flavors, as follows:

Iced Teas        Green Teas                Lemonades          Fruit Drinks
---------        ----------                ---------          ------------
Lemon            Lemon                     Pink               Blackberry Cherry
Diet Lemon       Diet Lemon                Old Fashioned      Kiwi Strawberry
Peach            Peach                                        Raspberry Vanilla
Raspberry        Raspberry                                    Tropical Punch
                 Ginger Vanilla
                 Ginger Mandarin Orange
                 Ginger Plum

McCoy's Diet Lemon Iced Tea and Diet Lemon Green Tea contain Aspartame (NutraSweet), a low calorie sweetener. The lemonades and fruit drinks contain 5% juice while the iced teas and green teas contain no fruit juice.

New Product Development

     The Company will be introducing diet versions of the McCoy's iced teas, green teas, and certain of the fruit drinks. The Company will also add new flavors to those currently offered.

     The Company has been actively developing a proprietary product base the result of which could dramatically increase the intrinsic value of the Company and its valuation within the financial community and financial markets. Central to the Company's strategic development plan is the development, acquisition and/or exclusive licensing of proprietary technology, nutraceutical, biotechnological, and/or pharmaceutical in nature, which the Company initially plans to convey to consumers through the use of beverage systems. The Company is focusing its technology acquisition and development efforts on those technologies related to preventing or ameliorating cancer, reducing the effects of aging, assisting in weight loss, and enhancing sexual performance.

     The Company has exclusively licensed a proprietary (patent pending) advanced delivery technology for use in liquids and apple-based products throughout the United States and Canada. Through the use of this technology, the Company will be able to deliver to the consumer in the most effective and consumer-friendly manner nutritional and/or pharmaceutically active agents through its beverage products. The Company is currently developing the delivery system for use in all of its beverages.

Marketing and Distribution

     The Company intends to add a new level of distribution to the traditional "up and down the street" network (e.g. neighborhood grocery stores, delicatessens, and convenience stores) through which McCoy's beverages were distributed in the past by X-Treem. The Company is focusing its sales efforts on well-known, national and regional distributors which distribute products throughout the entire systems of large supermarket chains. Sales presentations have been made to several of such distributors.

     The Company's initial focus for the distribution of McCoy's to independent and convenience store-type accounts is the New York metropolitan area, including upstate New York, New Jersey, and Pennsylvania. In this distribution segment, the Company sells its beverages to local distributors for resale to the retail accounts.

     The Company will price its McCoy's beverages to compete favorably with other cold drinks offered for sale at the same supermarket accounts and retail outlets where McCoy's is sold. McCoy's beverages are being priced to enable the "up and down the street" retailer to offer a 20-ounce bottle of McCoy's to the consumer at a cost of $1.19-$1.39 and grocery stores to offer 20 ounce bottles at a cost of $.99-$1.19.

Industry Overview/Competition

     The Company's McCoy's line of beverages competes in the "New Age" or "Alternative" beverage category. The Company's line of ready to drink beverages competes directly with such brands as Arizona, Sobe, Snapple and others. This category is the fastest growing category in the beverage industry today.

     The Company operates in a highly competitive segment of the beverage industry. The segment is dominated by competitors with greater resources than the Company's. In addition the Company competes for limited retail shelf space for its products. The Company cannot be certain that it can successfully compete for sales to distributors or stores that purchase from larger, more established companies, that have greater financial, sales and technical resources. However, the Company believes that its proprietary technology and its ability to incorporate such technology in good-tasting beverages allows the Company to offer to its distributors a product which no other beverage company can offer in the market-place today.

Manufacturing

     All of the Company's products are manufactured at an independent co-packer. The Company believes that alternative sources of manufacturing exist in the event that the production capabilities of the facility currently used by the Company become insufficient or unavailable. However, there can be no assurances that alternative sources would be able to meet the requirements of the Company, and if the Company was unable to arrange for alternative co-packing in a timely manner, such failure could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company purchases juices, concentrates, flavors, nutrients, labels, caps, glass bottles, boxes and other ingredients for its product line from independent manufacturers. The products are delivered to an independent co-packer where the Company's products are manufactured. Management believes that there are alternatives to all of its suppliers in the event the Company is compelled to purchase raw materials from other sources.

Trademarks

     The Company's trademarks and brand name for its product line are registered in the United States. The Company owns the trademark "McCoy's". The Company believes that its trademarks and trade names are significant to the marketing and sale of its products and that the inability to utilize the same could have a material adverse effect on the Company's business, results of operations and financial condition.

Management and Employees

     As of March 31, 1999, the Company employed a total of 7 employees on a full time basis.

     The Company has experienced no work stoppages and considers its employee relations to be satisfactory. The Company's employees are not represented by a labor union.

Product Liability Insurance

     The Company, like other manufacturers of products that are ingested, faces inherent risk of exposure to product liability claims if, among other things, the use of its products results in injury. The Company currently has product liability insurance. There can be no assurances that the amount and scope of any coverage will be adequate to protect the Company in the event that a product liability claim is successfully asserted against the Company.

Government Regulation

     The production, distribution and sale of the Company's products in the United States are subject to the Federal Food, Drug and Cosmetic Act, the Occupational Safety and Health Act, the Lanham Act, various environmental statutes, and various other federal, state and local statutes regulating the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Certain states and localities prohibit, or may in the future enact legislation to prohibit, the sale of certain beverages unless a deposit or tax is charged for containers.

Note Regarding Forward Looking Information

     Certain statements contained in this Annual Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Sections 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the ability of the Company to obtain financing for general corporate purposes; competition; availability of key personnel; and changes in, or the failure to comply with, governmental regulations. As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements, and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

Item 2.  PROPERTIES.

     The Company operates its executive offices at 475 Park Avenue South, 7th Floor, New York, New York 10016 pursuant to a five (5) year lease dated as of March 15, 1999 providing for a monthly rent of $10,021.

Item 3. LEGAL PROCEEDINGS.

     The Company and its subsidiaries are involved in a number of lawsuits related to claims arising through the normal course of business. There are several claims which have been reduced to judgements against X-Treem, including a judgment entered on February 12, 1999 in the amount of $1,064,616. This judgment and others have been provided for and are reflected within the accompanying financial statements as accrued expenses at March 31, 1999.

     In addition to the claims, there are other lawsuits in which the Company is involved, but is unable to predict the outcome. In the opinion of management, based on currently available facts, and the aggregate liability currently provided for within the accompanying financial statements, the ultimate resolution of such matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the holders of the Company's common stock during the last quarter of its fiscal year ended March 31, 1999 other than a change in the Company's name from Perry's Majestic Beer, Inc. to Phlo Corporation, which was approved by written consent executed by the holders of 8,000,000 shares of the Company's common stock, which shares represented a majority of the shares of stock of the Company outstanding and eligible to vote.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The common stock of the Company was first traded on the OTC Bulletin Board on the effectiveness of the Company's Initial Public Offering on July 31, 1996, under the symbol "PYMB". On April 20, 1999, the Company changed its trading symbol to "PHLC" to reflect the change in the Company's name to Phlo Corporation. The common stock of the company is regularly quoted and traded on the OTC Bulletin Board.

     The following table indicates the high and low bid prices for the common stock of the Company for the period April 1, 1997 to March 31, 1999, based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

--------------------------------------------------------------------------------
                                            Common Stock
--------------------------------------------------------------------------------
                       Year Ended 3/31/98                 Year Ended 3/31/99
--------------------------------------------------------------------------------
Quarter             High              Low              High             Low
--------------------------------------------------------------------------------
First Quarter      $5.00             $0.875           $0.25            $0.12
--------------------------------------------------------------------------------
Second Quarter     $1.00             $0.50            $0.16            $0.01
--------------------------------------------------------------------------------
Third Quarter      $0.81             $0.10            $0.29            $0.01
--------------------------------------------------------------------------------
Fourth Quarter     $0.49             $0.16            $0.85            $0.11
--------------------------------------------------------------------------------

     On March 31, 1999, the closing price of the Common Stock as reported on the OTC Bulletin Board was $0.375. As of March 31, 1999, the Company had approximately 150 holders of record of its shares of Common Stock.

Item 6.

PHLO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
----------------------------------------------------------------------
For the fiscal year ended March 31, 1999, compared with the fiscal year ended March 31, 1998.

     The following discussion of the Company's financial condition as of March 31, 1999, and results of operations for the twelve month periods ended March 31, 1999 and 1998, includes information related to the stock exchange transaction conducted by the Company and the shareholders of X-Treem Products Corporation ("X-Treem") (the "Stock Exchange Transaction"). For accounting purposes only, the Stock Exchange Transaction was treated as a reverse acquisition whereby X-Treem was the acquirer. The historical financial statements for the period ended March 31, 1998, are those of X-Treem. The statement of operations for the twelve months ended March 31, 1999, include the activities of X-Treem for the entire period and the activities of the Company from December 7, 1998 through March 31, 1999.

OVERVIEW

     X-Treem is a beverage company incorporated in 1997 which manufactured and sold beverages lines including the McCoy's line of iced teas, fruit drinks, and lemonades, and the X-treem Caffeine line of caffeine-enhanced beverages. Phlo Corporation (formerly Perry's Majestic Beer, Inc.) was formed in December 1995, and during the period of December 7, 1998 through March 31, 1999, distributed the Leroux Creek and Quigley's brands of applesauces.

     In December 1998, subsequent to the change in management resulting from the Stock Exchange Transaction, the Company's management refocused the Company's core business in order to use the high volume segment of the beverage industry to commercialize technology, nutraceutical, biotechnological and/or pharmaceutical in nature, developed, acquired and/or licensed by the Company. The Company acquired from X-Treem the McCoy's beverage brand. Additionally, the Company exclusively licensed from a third party a proprietary (patent pending) "advanced delivery" technology for use in beverages and certain foods. This technology allows the Company to be the first to incorporate truly functional amounts of nutritional and/or biotechnological ingredients, specifically directed to locations in the body on a sustained-release basis for maximum effect, in clear beverages without compromising the taste, color, appearance, mouth-feel, stability or cost of the product.

     During the fourth quarter of its fiscal year, the Company redesigned the labels and improved the flavors of the newly acquired McCoy's beverage line. Additionally, the Company developed a line of seven flavors of McCoy's Green Teas. The Company's line of McCoy's Green Teas are the only new age beverages with a truly functional level

(the level which medical studies currently indicate is the ideal daily amount of a particular nutritional ingredient) of powerful green tea catechins, including the super-antioxidant EGCg. Studies show that a high daily intake of EGCg aids in the prevention of cancer and cardiovascular disease. McCoy's green teas also contain Vitamin C (which is known to enhance EGCg's effects) and Siberian ginseng for sustained energy and power of concentration. The Company prepared the expanded McCoy's beverage line for launch in May 1999. Additionally, the Company began development work on its advanced delivery system for use in beverages.

Results of Operations

Sales for the fiscal years ended March 31, 1999 and March 31, 1998 were $1,176,208 and $760,183, respectively. This increase of $416,025 was principally due to higher sales of McCoy beverages equal to approximately $177,000 and sales of applesauce products equal to approximately $176,000.

With respect to the fiscal year ending March 31, 2000, the Company has discontinued its applesauce product lines to concentrate selling efforts on its McCoy's line of beverages and the incorporation therein of its proprietary technology related to nutraceuticals, biotechnologicals and/or pharmaceuticals. In addition, the Company will emphasize supermarket chain distribution to achieve significant growth and to secure market entry for a wider array of future products. Overall sales for the fiscal year ending March 31, 2000 are expected to be higher than the fiscal year ended March 31, 1999. This shift in focus to the chain supermarket trade will also have the effect of increasing the Company's working capital needs as supermarket chain accounts, and as up-front merchandising fees, frequently referred to as "slotting fees", are paid.

Selling, general and administrative expenses for the fiscal year ended March 31, 1999 and March 31, 1998 were $2,359,407 and $1,377,791, respectively. The increase in fiscal 1999 of approximately $981,616 was due in part to the increase in salary expense, which rose as the total number of personnel increased as a result of the Stock Exchange Transaction. Advertising costs increased as a result of the increase in sales to chain supermarket accounts. Finally, legal costs, primarily related to X-Treem litigation and interest and penalties related to past due payroll obligations, were incurred.

With respect to the upcoming fiscal year ending March 31, 2000, management projects that selling, general and administrative costs will not show the same rate of increase as that which occurred during the fiscal year ended March 31, 1999. Management believes that there will be no additional losses associated with X-Treem.

Other expense for the fiscal years ended March 31, 1999 and 1998 were $613,467 and $2,828,711, respectively, representing a decrease of approximately $2,215,244. Included within 1998 are write-downs of impaired assets of approximately $932,000 associated with prior acquisitions of the Company, including Riverosa Company, Inc., and the Post Road brand of ales, and a charge equal to $1,064,616 associated with a February 12, 1999 judgment entered against X-Treem. In addition to this judgment there have been other judgments entered against X-Treem. As of March 31, 1999, X-Treem's Statement of Financial Condition reflects an excess of liabilities over assets equal to approximately $2,532,000. Management believes that any current or future claim that may be assessed against X-Treem is adequately provided for within the financial statement. Furthermore, it is likely that the ultimate disposition of the current excess of liabilities over assets will result in the future recognition of accounting income associated with the forgiveness of debt.

Liquidity and Capital Resources

As of March 31, 1999, the Company had a working capital deficit of approximately $3,870,000. Additionally, for the fiscal year ended March 31, 1999, the Company incurred a loss from operations of $2,604,001.

With respect to the working capital deficit of approximately $3,870,000, approximately $2,593,000 is attributable to X-Treem. Management anticipates that this portion of the deficit will ultimately be reduced or eliminated, and future accounting income recognized in connection with forgiveness of debt. In addition, management plans to raise additional capital totaling approximately $3,600,000, of which $1,600,000 has been raised during the period from April 1, 1999 to February 29, 2000. The Company intends to raise the balance, approximately $2,000,000, during the fiscal year ending March 31, 2001.

In addition to raising capital, management is instituting plans for reducing and eliminating losses from operations by increasing sales. Through December 1999, the number of supermarket units that have authorized the sale of McCoy's beverage products grew from approximately 630 stores, as of March 31, 1999, to 2,057 stores. Based on this trend, management projects profitable operations by the end of the fiscal year, March 31, 2001.

The Company believes that the closing of the additional funding of approximately $2,000,000 coupled with achieving profitable operations by fiscal year ending March 31, 2001 are reasonably achievable and will enable the Company to continue operating in the normal course of business. However, there can be no assurance that such additional funding will be successfully completed or that profitable operations will be achieved or achieved within the necessary time period. These conditions raise doubt about the Company's ability to continue as a going concern.

Impact of Inflation

     The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

Item 7.  FINANCIALS & FOOTNOTES




                        PHLO CORPORATION AND SUBSIDIARIES

         CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                   For the Years Ended March 31, 1999 and 1998

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)


                                                                        CONTENTS
--------------------------------------------------------------------------------

                                                                         Page
                                                                        -------

INDEPENDENT AUDITORS' REPORT                                            F- 1

CONSOLIDATED FINANCIAL STATEMENTS

  Balance Sheet                                                         F- 2-3
  Statements of Operations                                              F- 4
  Statements of Changes in Stockholders' Deficiency                     F- 5
  Statements of Cash Flows                                              F- 6-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F- 8-25

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders of
Phlo Corporation and subsidiaries

We have audited the accompanying consolidated balance sheet of Phlo Corporation (formerly Perry's Majestic Beer, Inc.) ("Phlo") and subsidiaries as of March 31, 1999, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. Except as explained in the following paragraph, our examination was made in accordance with generally accepted auditing standards and, accordingly, included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

During the year ended March 31, 1999, Phlo issued 8,000,000 shares of its capital stock to the shareholders of a beverage company, X-Treem Products Corporation ("X-Treem"), as part of an agreement that, as of our report date, has yet to be completed, to acquire a minimum of 80% of the capital stock of a X-Treem through the exchange with such shareholders of up to 93% of the issued and outstanding shares of Phlo's capital stock. In addition, there were subsequent events after balance sheet date, but prior to our report date relating to various debt and equity issuances. We have not been able to examine certain records as they relate to certain of these transactions in order for us to be able to form an opinion regarding the balances of the accounts directly affected by these transactions, including goodwill, the stockholders' deficiency section of the balance sheet and net income and earnings per share calculations on the statement of operations.

Since we have not been able to examine certain documentation regarding these transactions as described in the preceding paragraph, the scope of our work was not sufficient to enable us to express an opinion, and we do not express an opinion on the financial statements referred to above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company incurred a net loss of $2,604,001 during the year ended March 31,1999, and, as of that date, the Company's current liabilities exceeded its current assets by $3,870,464 and its total liabilities exceeded its total assets by $2,532,310 and uncertain conditions that the Company faces in its day-to-day operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ Marcum & Kliegman LLP

March 10, 2000
New York, New York

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                                      CONSOLIDATED BALANCE SHEET

                                                                  March 31, 1999
--------------------------------------------------------------------------------

                                     ASSETS


CURRENT ASSETS
 Cash                                                    $   12,790
 Subscription receivable                                     22,137
 Note receivable                                             58,332
                                                         ----------

       Total Current Assets                                           $   93,259


PROPERTY AND EQUIPMENT, Net                                               25,714


OTHER ASSETS
 Goodwill - net of accumulated amortization of $31,190    1,432,377
 Security deposits                                           30,063
                                                         ----------


       Total Other Assets                                              1,462,440
                                                                      ----------


       TOTAL ASSETS                                                   $1,581,413
                                                                      ==========


      The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                                      CONSOLIDATED BALANCE SHEET

                                                                  March 31, 1999
--------------------------------------------------------------------------------


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable                                                   $ 1,292,169
 Accrued expenses and taxes                                           1,881,554
 Current portion of long-term debt                                      790,000
                                                                    -----------

       Total Current Liabilities                                                       $ 3,963,723

OTHER LIABILITIES
 Long-term debt, less current portion                                                      150,000
                                                                                       -----------

       TOTAL LIABILITIES                                                                 4,113,723

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK OF SUBSIDIARY
  No par value, 20,000 shares Series A  convertible preferred
  stock authorized, 2,247 shares  issued and outstanding                                   700,000

STOCKHOLDERS' DEFICIENCY
   Preferred stock, 15,000,000 authorized:
   Series A convertible stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding (liquidation preferences $100,000) 50
   Series B non-convertible stock, none issued and outstanding               --
   Series C convertible stock, $0.0001 par value, 212,623 shares
      subscribed                                                             21
 Common stock, $0.0001 par value, 25,000,000 shares
   authorized,  11,333,335 shares issued and outstanding                  1,133
 Common stock, $0.0001 par value, 1,968,728 shares subscribed               197
 Additional paid in capital                                           3,454,154
 Accumulated deficit                                                 (6,687,865)
                                                                    -----------

       TOTAL STOCKHOLDERS' DEFICIENCY                                                   (3,232,310)
                                                                                       -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIENCY                                                                     $ 1,581,413
                                                                                       ===========


   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                            CONSOLIDATED STATEMENT OF OPERATIONS

                                    For the Years Ended March 31, 1999, and 1998
--------------------------------------------------------------------------------


                                                       1999             1998
                                                   -----------      -----------
SALES                                              $ 1,176,208      $   760,183

COST OF SALES                                          864,682          637,545
                                                   -----------      -----------

       GROSS PROFIT                                    311,526          122,638

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                            2,359,407        1,377,791
                                                   -----------      -----------

       OPERATING LOSS                               (2,047,881)      (1,255,153)
                                                   -----------      -----------

OTHER INCOME (EXPENSES)
 Interest expense                                     (363,124)        (175,055)
 Bad debt expense                                     (169,843)        (260,000)
 Loss on abandoned assets                              (80,500)              --
 Impairment of goodwill                                     --       (1,332,183)
 Other income                                               --            3,143
 Legal settlement                                           --       (1,064,616)
                                                   -----------      -----------

       TOTAL OTHER EXPENSES                           (613,467)      (2,828,711)
                                                   -----------      -----------

       NET LOSS BEFORE MINORITY INTEREST            (2,661,348)      (4,083,864)

MINORITY INTEREST                                       57,347               --
                                                   -----------      -----------

         NET LOSS                                  $(2,604,001)     $(4,083,864)
                                                   ===========      ===========

Weighted Average Common Shares Outstanding           6,300,002        8,000,000
                                                   ===========      ===========
Net Loss Per Share (Basic and Diluted)             $     (0.41)     $     (0.51)
                                                   ===========      ===========

      The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------

                                                                                                     Series C
                                            Preferred Stock                Series A               Preferred Stock
                                             of Subsidiary              Preferred Stock              Subscribed
                                      ---------------------------------------------------------------------------------
                                          Shares        Amount        Shares       Amount        Shares       Amount
                                      ---------------------------------------------------------------------------------

Balance - April 7, 1997 (Inception)            0      $      0             0          $ 0             0          $ 0

Issuance of common stock

Issuance of preferred stock                2,247       700,000

Net loss
                                      ---------------------------------------------------------------------------------

Balance - March 31, 1998                   2,247       700,000             0            0             0            0

Recapitalization - reverse
   acquisition                                                       500,000           50

Proceeds from private placement
   offering                                                                                     212,623           21

Conversion of debt to warrant

Minority interest

Net loss
                                      ---------------------------------------------------------------------------------

                                           2,247      $700,000       500,000          $50       212,623          $21
                                      =================================================================================


                                             Common Stock
                                              Subscribed              Common Stock        Additional
                                      ------------------------------------------------      Paid-in    Accumulated
                                         Shares       Amount       Shares       Amount      Capital       Deficit       Total
                                      -----------------------------------------------------------------------------------------

Balance - April 7, 1997 (Inception)           0       $    0            0      $     0   $        0   $         0   $         0

Issuance of common stock                                              764        5,000                                    5,000

Issuance of preferred stock                                                                                             700,000

Net loss                                                                                               (4,083,864)   (4,083,864)
                                      -----------------------------------------------------------------------------------------

Balance - March 31, 1998                      0            0          764        5,000            0    (4,083,864)   (3,378,864)

Recapitalization - reverse
   acquisition                                                 11,332,571       (3,867)   1,523,817                   1,520,000

Proceeds from private placement
   offering                           1,968,728          197                                452,813                     453,031

Conversion of debt to warrant                                                             1,477,524                   1,477,524

Minority interest                                                                                          57,347        57,347

Net loss                                                                                               (2,661,348)   (2,661,348)
                                      -----------------------------------------------------------------------------------------

                                      1,968,728       $  197   11,333,335      $ 1,133    3,454,154   $(6,687,865)  $(2,532,310)
                                      =========================================================================================



      The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     For the Years Ended March 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                               1999           1998
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss before minority interest                         $(2,661,348)   $(4,083,864)
                                                           -----------    -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Minority interest                                           57,347             --
    Depreciation  and amortization                              35,476         19,500
    Loss on disposal of equipment                               80,500             --
    Write-off of goodwill                                           --      1,332,183
    Bad debt expense                                                --        260,000
    Decrease (increase) in accounts receivable                 186,028       (246,028)
    Decrease (increase) in inventory                           271,031       (271,031)
    Decrease (increase) in other current assets                105,000       (105,000)
    Increase in security deposits                              (29,688)          (375)
    Increase in accounts payable                               817,997        474,172
    Increase in accrued expenses and taxes                     494,150      1,387,626
                                                           -----------    -----------

       TOTAL ADJUSTMENTS                                     2,017,841      2,851,047
                                                           -----------    -----------

       NET CASH USED IN OPERATING ACTIVITIES                  (643,507)    (1,232,817)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of goodwill                                       60,000     (1,332,183)
  Issuance of notes receivable                                 (58,332)      (200,000)
  Purchase of furniture and equipment                               --       (130,000)
                                                           -----------    -----------

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       1,668     (1,662,183)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt                                  223,735      2,190,000
 Proceeds from issuance of capital stock                       430,894        705,000
                                                           -----------    -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES           $   654,629    $ 2,895,000
                                                           -----------    -----------

      The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                     For the Years Ended March 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                   1999           1998
                                                 -------        -------

       NET INCREASE IN CASH                      $12,790        $    --

CASH - Beginning                                      --             --
                                                 -------        -------

CASH - Ending                                    $12,790        $    --
                                                 =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Non-cash investing and financing activities:

          During the fiscal year ended March 31,1998 the Company assumed a $600,000 debt from a non related entity in exchange for inventory, fixed assets and intangible assets. In addition, a note payable in the amount of $700,000 was converted to preferred stock.

          During the fiscal year ended March 31,1998 the Company has recorded a $200,000 allowance against its note receivable.

          On December 7, 1998, the Company issued 8,000,000 shares of its common stock at $0.19 per share in exchange for 67% of the equity interest in X-Treem.


      The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Basis of Presentation

     On October 22, 1998, Phlo Corporation (formerly known as Perry's Majestic Beer, Inc.), a Delaware corporation, ("Phlo") entered into a letter of intent to acquire a minimum of 80% of the capital stock of a beverage company, X-Treem Products Corporation (X-Treem") through the exchange of up to 93% of the issued and outstanding shares of Phlo's common stock. On December 7, 1998, Phlo acquired approximately 67% interest in X-Treem's common stock in exchange for 8,000,000 shares of Phlo's common stock (the "Acquisition"). For accounting purposes only, the transaction was treated as a reverse acquisition whereby X-Treem was deemed the accounting acquirer. The historical financial statements prior to December 7, 1998 were those of X-Treem. On June 10, 1999, Perry's Majestic Beer, Inc. changed its name to Phlo Corporation.

     On June 1, 1999, Phlo issued an aggregate of 9,379,151 shares of its common stock in exchange for additional 14% of the equity interest of X-Treem. In addition, Phlo also issued 1,013,549 shares of its Series C Convertible Preferred Stock to the shareholders of X-Treem as additional consideration.

     Phlo has the intention to complete the transaction with the shareholders of X-Treem by issuance of additional shares of its stock to X-Treem shareholders in exchange for additional equity interest of X-Treem. The completion of this stock exchange transaction is subject to a number of conditions, including Phlo's ability to increase its authorized common shares. No assurance can be given that these conditions will be met and that the transaction will be completed.

NOTE 2 - Organization and Nature of Business

     Phlo was formed in December 1995 and is located in New York, New York. Phlo has completed its transformation from a microbrew beer company to a technology company, which is using the high-volume chain-store segment of the beverage industry to commercialize its technology.

     X-Treem, a Delaware corporation, formed on April 11, 1997, was formerly engaged in producing and marketing new beverage lines, including primarily the McCoy's line of fruit drinks, lemonades and ready-to-drink iced teas. X-Treem acquired raw materials, intellectual property, distribution contracts and assumed certain liabilities of a beverage company as part of its formation.

     Quigley's Orchard, Inc. ("Quigley"), a wholly owned subsidiary of Phlo, formed on March 15, 1997, is engaged manufacturing and distributing applesauce products.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     After the Acquisition as discussed in Note 1, Phlo commenced the process of redesigning the label and improving the flavor of the products under the McCoy's line.



NOTE 3 - Summary of Significant Accounting Policies

     Basis of Reporting

     The accompanying audited financial statements have been prepared in accordance with generally accepted accounting principles.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Phlo and its subsidiaries, Quigley and X-Treem, collectively referred to as the "Company". All significant inter-company transactions and balances have been eliminated in consolidation.

     Minority Interest

     The minority interest is held by certain investors who own approximately 33% of X-Treem. Since the minority interest on the consolidated balance sheet has been reduced to zero, the minority's interest in current or future losses are not being recorded until the aggregate of such prior losses and accumulated deficit equals the aggregate of any future profits.

     Use of Estimates

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

     Goodwill

     Goodwill in connection with acquisitions is being amortized on a straight-line basis over a fifteen-year period. Amortization of goodwill charged to operations for the years ended March 31, 1999 and March 31, 1998 amounted to $20,000 and $0 respectively. In addition, $1,332,183 of unamortized goodwill has been written off during the last quarter ended March 31, 1998 as management determined such goodwill was impaired in accordance with Statement of Financial Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." The amount of goodwill impairment was measured based on the projected discounted future operating cash flows compared to the carrying value of goodwill.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued

     Inventories

     Inventories are stated at the lower of cost or market. Costs, which include purchases, freight and packaging, raw materials, packing fees and finished products, are determined on the first-in, first-out basis. There was no inventory at March 31, 1999.

     Advertising Expense

     Advertising costs of $146,633 and $100,712 are expensed as incurred during the years ended March 31, 1999 and 1998, respectively.

     Furniture and Equipment

     Furniture and equipment is stated at cost. Maintenance and repair costs are charged to expense as incurred, costs of major additions and betterments are capitalized. When furniture and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

     Depreciation and Amortization

     The cost of furniture and equipment is depreciated under the straight-line and accelerated methods over the estimated useful lives of the related assets.

     Revenue Recognition

     Revenue is recognized at the time products are shipped and title passes.

     Income Taxes

     Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Reclassifications

     Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications have no effect on the previously reported income.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - Summary of Significant Accounting Policies, continued

     Fair Value of Financial Instruments

     The financial instruments of the Company are reported in the statement of financial condition at market or fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments.

     Impairment of Long-Lived Assets

     Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

     Stock Issued to Employees

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" on April 1, 1996 for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" for financial reporting purposes.

     Net (Loss) Per Share

     The Company adopted the provision of SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (losses) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year-end. Common stock equivalents have been excluded from the calculation of diluted EPS for 1999 and 1998, as such inclusion is anti-dilutive.

     Comprehensive Income

     In 1997, the FASB issued the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - Summary of Significant Accounting Policies, continued

     Comprehensive Income, continued

     standards as components of comprehensive income be reported in a financial statement that is displayed with the same preeminence as other financial statements. The Company adopted this standard in fiscal 1999 and the implementation of this standard did not have any impact on its financial statements.

     Reporting of Segments

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997, with reclassification of earlier periods required for comparative purposes. SFAS No. 131 establishes the criteria for determining an operating segment and establishes the disclosure requirements for reporting information about operating segments. The Company adopted this standard in fiscal 1999 and the adoption of this standard had no impact on the Company's results of operations or financial condition. In addition, the Company has determined that under SFAS No. 131, it operates in one segment of business and its customer and operations are within the United States.

     Accounting Developments

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ASEC of AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Effective for fiscal years beginning after December 15, 1998, SOP No. 98-1 requires that certain costs of computer software developed or obtained for internal use continuously be capitalized and amortized over the useful life of the related software. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

     In April 1998, the ASEC of AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities", and effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999, which has been deferred to June 30, 2000 by publishing of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued

     Accounting Developments, continued

     fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

NOTE 4 - Going Concern

     As shown in the accompanying financial statements, the Company incurred a net loss of $2,604,001 during the year ended March 31, 1999. As of March 31, 1999, the Company's current liabilities exceeded its current assets by $3,870,464, and its total liabilities exceeds its total assets by $2,532,310. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing.

     Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through March 31, 2000 and beyond. Among the actions taken, the Company anticipates generating more revenue through the expansion of its McCoy beverage line and the raising of additional funds through private placement offerings of its securities. No assurance can be made that the management will be successful in achieving its plan.

NOTE 5 - Property and Equipment

     Property and equipment consists of the following at March 31, 1999:

     Furniture and fixtures                                         $30,000
     Less: Accumulated depreciation                                   4,286
                                                                   --------

            Net                                                     $25,714
                                                                    =======

     Depreciation expense for the years ended March 31, 1999 and 1998 was $4,286 and $19,500, respectively.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - Income Taxes

     No provision has been made in the accompanying consolidated financial statements for income tax expense as a result of the current operating loss and net operating loss ("NOL") carryforwards.

     Differences between income tax benefits computed at the Federal statutory rate (34%) and reported income taxes for 1999 and 1998 are primarily attributable to the valuation allowance for the NOL and other permanent differences.

     As of March 31, 1999, the Company's total deferred tax assets amounted to approximately $2,200,000, which relate primarily to NOL carryforwards, and the tax effect of differences in financial and income tax reporting for amortization methods, and the related valuation allowance. Management concluded a full valuation allowance on the deferred tax assets was appropriate due to the Company's failure to file its federal and state tax returns.

     As of March 31, 1999, the Company estimated the available NOL carryforwards to be approximately $5,500,000, subject to certain limitations, which will expire on various dates through 2020. The amount and utilization of the NOL carryforwards cannot be determined at March 31, 1999 based upon the information available.

NOTE 7 - Stock Options

     1996 Stock Option Plan

     In March 1996, the Board of Directors of the Company adopted, and the stockholders of the Company approved the adoption of, the 1996 Stock Option Plan. The maximum number of shares of common stock with respect to which awards may be granted pursuant to the 1996 Plan is initially 2,000,000 shares. No options are outstanding under this plan.

     Options Granted Separate from the Stock Option Plan

     In connection with the initial public offering, the Company granted to its underwriter in July 1996 an option to purchase 58,333 shares of common stock at a purchase price of $7.20 per share exercisable commencing July 1997 and expiring July 2001.

     During the year ended March 31, 1998, the Company granted a total of 1,350,000 options to purchase common stock with an exercise price equal to fair market value at time of issuance to certain officers, directors and employees. In addition, the Company issued options to two consultants to purchase 100,000 shares of its common stock each for services rendered during the year ended March 31, 1998. Accordingly, the Company recorded compensation expense of $46,000 for options issued.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - Stock Options

     Options Granted Separate from the Stock Option Plan, continued

     In July 1998, in connection with the acquisition of Leroux Creek applesauce brand, the Company granted options to purchase of 750,000 shares of its common stock to Leroux Creek and a former stockholder of Leroux Creek with an exercise price of $0.10 per share. None of these options were issued and the Company has been relieved from such issuance by agreement of all parties in June 1999 (see note 11F).

     In December 1998, the Company issued a combined total of options to purchase 850,000 shares of its common stock to two officers in exchange for the return of 450,000 shares of common stock from these officers. These options have an exercise price of $0.05 per share and expire in December 2003.

     A summary of stock option activity is as follows:

                                                              Weighted Average
                                                  Number       Exercise Price
                                                of Options      Common Stock
                                                ----------    -----------------

     Balance - April 1, 1997                       58,333          $7.20

     Options granted                            1,550,000           0.46
     Options exercised                                 --
     Options cancelled                                 --
                                                ---------

     Balance - March 31, 1998                   1,608,333           0.48

     Option granted                             1,600,000           0.75
     Option cancelled                                  --
     Option exercised                                  --
                                                ---------

     Balance - March 31, 1999                   3,208,333          $0.26
                                                ---------
     Exercisable at March 31, 1999              2,908,333          $0.28
                                                =========

     The options issued to officers, directors and employees expire in five (5) to ten (10) years and may be exercised at anytime. The options issued to consultants to purchase 200,000 shares of its common stock, at an exercise price of $0.875, have a weighted average remaining contractual life of 7.25 years.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - Stock Options

     Options Granted Separate from the Stock Option Plan, continued

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The weighted-average fair value of options granted was $0.05 per share. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended March 31, 1999:

                                   ASSUMPTIONS
     ---------------------------------------------------------------------------
     Risk-free rate                                                     4.43%
     Dividend yield                                                       --
     Volatility factor of the expected market price                    1.517
     Average life                                                    5 Years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require that input of highly subjective assumptions including the expected stock price volatility. Because of the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information for the year ended March 31, 1999 is as follows:

     Net Loss - As reported                                        $(2,604,001)
     Net Loss - Pro forma                                          $(2,646,501)

     Pro forma net loss per share:
                   - Basic                                              $(0.42)
                   - Diluted                                            $(0.42)

NOTE 8 - Stockholders' Equity

     Common Stock

     Phlo has 25,000,000 authorized common shares, $0.0001 par value, of which 3,783,335 shares were issued and outstanding at March 31, 1998.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - Stockholders' Equity, continued

     Common Stock, continued

     On December 1, 1998, two officers of the Company returned 450,000 shares of the common stock in exchange for options to purchase 850,000 shares of common stock (see Note 7). These returned shares were treated as having been retired.

     On December 7, 1998, Phlo issued 8,000,000 shares of its common stock to three shareholders of X-Treem in exchange for 67% equity interest of X-Treem (see Note 1).

     Conversion of Debt to Warrant

     On June 30, 1998, a note payable along with related interest in the total amount of $1,477,524 was converted to a warrant. The holder of the warrant is entitled to purchase of 893 shares of the common stock of X-Treem at an exercise price of $0.50 per share. In connection with the Acquisition, this warrant can be converted into warrant to purchase of Phlo's common stock.

     Preferred Stock

     The Company has 15,000,000 shares of "blank check" preferred stock, $0.0001 par value, authorized.

     Series A Convertible Preferred Stock

     At March 31, 1999, the Company has 500,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") issued and outstanding. The Series A Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series A Preferred is subject to certain conversion, redemption and liquidation provisions, as defined.

     Series B Non-Convertible Preferred Stock

     At March 31, 1999, none of Series B Non-Convertible Preferred Stock ("Series B Preferred") issued and outstanding. The Series B Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series B Preferred is subject to certain redemption and liquidation provisions, as defined.

     Series C Convertible Preferred Stock

     At March 31, 1999, none of Series C Convertible Preferred Stock ("Series C Preferred") was issued and outstanding. The Series C Preferred is subject to certain conversion, redemption and liquidation provisions, as defined.

     Private Placement Offering

     On March 30, 1999, the Company completed the sale, as part of a private placement offering, of 984,364 units of securities for an aggregate purchase price of $0.46 per unit. Each unit consists of two shares of the common stock, par value $0.0001, 0.216 of a share of the Series C Preferred and a warrant to purchase additional one (1) share of the common stock and
     0.108 of additional share of Series C Preferred. Total proceeds from the sale of these units amounted to $453,031. Of the total proceeds, $430,894 was received prior to March 31, 1999 and the remaining balance of $22,137 was received shortly subsequent to March 31, 1999. As of March 31, 1999, such common stock and Series C Preferred have not been issued. Accordingly, these common stock and Series C Preferred are presented as share subscribed but not yet issued on the accompanying balance sheet.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Preferred Stock of Subsidiary

     X-Treem has 20,000 shares of Series A Convertible Preferred Stock authorized, no par value, of which 2,247 shares were issued and outstanding at March 31, 1999. The Series A Convertible Preferred Stock holders are entitled to receive cumulative preferential dividends at 10%. In addition, the Series A Convertible Preferred Stock is subject to certain conversion, redemption and liquidation provisions, as defined.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 9 - Long-Term Debt

     Long-term debt as of March 31, 1999 consists of the following:

     Term note payable with interest due monthly at a rate
     of 12% per annum. The note matured on March 31, 1998
     when principal and unpaid interest was due. The note is
     currently in default. No action has been taken or
     threatened against the Company to enforce the note. The
     Company continues to accrue interest on this note.                $600,000

     Term note payable with interest at a rate of 12% per
     annum. Principal and accrued interest are payable at
     the note's maturity date on February 12, 2001. The
     Company continues to accrue interest on this note.                  50,000

     Note payable with principal plus an interest payment of
     $10,000 are payable at the note's maturity on June 27,
     1997. The note provides for a penalty interest at a
     rate of $1,250 per week after maturity. The holder of
     the note has initiated an action to enforce the note.
     The Company continues to accrue interest on this note.             100,000

     Note payable with interest at a rate of 12% per annum.
     Principal and interest are payable at the note's
     maturity date on November 24, 2000. The Company
     continues to accrue interest on this note.                         100,000

     Note payable with principal plus an interest payment of
     $5,000 were payable at the loan's maturity date on
     March 31, 1998. The parties agreed to convert this debt
     into equity, however, this conversion has not taken
     place to date, and therefore, the note is in default.
     The Company continues to accrue interest on this note.
     The holder has agreed informally to extend the date of
     maturity in order to consummate the conversion.                     45,000

     Note payable with principal plus an interest payment of
     $5,000 was payable on the note's maturity date on March
     30, 1998. The parties agreed to revise the terms of the
     note to provide for an increase in interest payable
     from $5,000 to $10,000 and a maturity date of December
     31, 1998. The note is currently in default. No action
     has been taken or threatened against the Company to
     enforce the note. The Company continues to accrue
     interest on this note.                                              45,000
                                                                        -------

        Total Long-Term Debt                                            940,000

     Less: Current Portion                                              790,000
                                                                        -------

     Long-Term Debt, net of current portion                            $150,000
                                                                       ========

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - Commitments and Contingencies

     Employment Agreement

     The Company has one employment agreement with an executive of the Company is that expires in the year 2001. The annual commitment for compensation is approximately $150,000 each year.

     Loan Guarantee

     The Company is a guarantor of loan obtained by an unrelated party in connection with a purchase agreement. In addition, payments of the loan are secured by the Company's assets. Total outstanding balance of the loan at March 31, 1999 was approximately $65,000.

     Licensing Agreement

     On December 5, 1998, the Company entered into an agreement, to exclusively license an advanced technology and the related trademarks for use in the development, manufacture, marketing, distribution and sale of products incorporating the delivery system in the United States and Canada for $70,000. The Company paid $60,000 during the year ended March 31, 1999 and additional $10,000 was paid subsequent to the year-end. In addition, the Company is required to pay royalty fee of 2.5% of Net Sales of the Products, as defined.

     Litigation

     The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

     On February 12, 1999, a judgment in the amount of $1,064,616 was entered against X-Treem. Such amount has been accrued and included in accrued expenses at March 31, 1999.

     Related Party Transaction

     On December 1, 1998, Phlo entered into an license agreement with X-Treem, whereby X-Treem granted to Phlo the exclusive right and license to use the names and marks of the "McCoy" products, including but not limited to the right and license to manufacture and sell of such products (the "Name and Marks") for $100,000. In addition, X-Treem also granted to Phlo an option to purchase the Name and Marks for $300,000. The option will expire on December 31, 2001. On December 23, 1998, after the Acquisition as discussed in Note 1, Phlo exercised the option and issued to X-Treem a promissory note of $300,000 with interest at 10% per annum. This exercise of option was treated as a related party transaction and has been eliminated in the consolidation.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - Commitments and Contingencies, continued

     Late Filings

     The Company was required to file certain quarterly and annual reports with the Securities Exchange Commission. However, the Company has failed to file these reports timely. The Company intends to file these reports contemporaneously with this filing. Management believes that the late filings will not have a material adverse effect on the financial position of the company.

     Lease

     The Company occupies its premises subject to a noncancelable lease agreement expiring in March 2004. The Company will pay a fixed monthly rent plus real estate taxes.

     Future minimum payments under an operating lease are as follows at March 31, 1999.

         For the Year Ending
              March 31,                                    Amount
       -------------------------------------------------------------
             2000                                       $ 120,250
             2001                                         120,250
             2002                                         120,250
             2003                                         120,250
             2004                                          30,062
                                                        ---------

       Total minimum lease payments                     $ 511,062
                                                        =========

     Rent expense for the years ended March 31, 1999 and 1998 was $70,410 and $33,833, respectively. In connection with the above lease, a refundable security deposit in the amount of $30,063 is being held by the landlord.

NOTE 11 - Subsequent Event

A)   Creation of Subsidiaries and Assignment of Assets

1) The Company incorporated Phlo Beverage Products Company, a wholly-owned subsidiary of the Company on July 16, 1999. On July 19, 1999, the Company assigned to Phlo Beverage Products Company all of its right, title and interest in and to finished goods and raw materials inventory, and all intellectual property, related to the McCoy's beverage line. Thereafter, the production and sale of McCoy's beverages was conducted by Phlo Beverage Products Company.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11 - Subsequent Event, continued

2) The Company incorporated Phlo System, Inc., a wholly-owned subsidiary of the Company, on August 2, 1999. On August 4, 1999, the Company assigned to Phlo System, Inc. all of its right, title and interest in and to the exclusive license of the advanced delivery technology for use in all liquids and certain foods. Phlo System, Inc. will conduct the Company's biotechnology-related activities.

B)   Notes Payable

     The following notes were issued by the Company subsequent to March 31, 1999, in conjunction with financing activities:

1) In May, 1999 a $250,000 term note payable was obtained with simple interest accrues at an annual rate of 14% and is payable at the note's maturity date of August 30, 1999. The Company exercised its option to extend the maturity date of the note to December 31, 1999, in exchange for the issuance to holder of warrants to purchase 200,000 shares of common stock at an exercise price of $0.20 per share. Payment was not made on the date of maturity. The Company believes that the holder engaged in intentional conduct which resulted in damage to the Company. The holder filed a motion for summary judgment against the Company, and the Company answered and asserted its counterclaims. On March 7, 2000, the summary judgment motion was granted, and the Company's claims were severed. The Company is preparing to bring an action against the holder to assert its claims.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11 - Subsequent Event, continued

2) In June 1999, a bridge loan payable in the principal amount of $104,000 with simple interest accruing at an annual rate of 10% and is payable at the note's maturity date of June 29, 2000. In consideration of this loan and two prior bridge loans, the Company has agreed to issue shares of the Company's common and convertible preferred stock to the holder representing approximately 200,000 shares of common stock on a fully converted basis.

3) In November and December 1999, convertible notes payable in the aggregate amount of $400,000 were entered into with simple interest accruing at an annual rate of one percentage point (1%) above the prime rate and is payable at the notes maturity dates which begin in May, 2001. After December 31, 1999, the principal under the notes is convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.22 per share.

4) In December 1999 two bridge loans in the aggregate amount of $100,000 were entered into with simple interest accruing at an annual rate of one percentage point (1%) above the prime rate and is payable at the notes' maturity date of March 31, 2000. A payment default occurs under the note only in the event that the Company fails to pay an amount due as and when payable, with such failure continuing for a period of thirty days.

C)   Equity

1) In April and May, 1999, in consideration for $80,000, the Company sold to three investors units representing an aggregate of 173,913 shares of Common Stock and 18,782 shares of Series C Convertible Preferred Stock. All of the shares of Common Stock and 2,348 shares of the Series C Convertible Preferred Stock issuable in connection with this transaction have been issued as of March 15, 2000.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     NOTE 16 - Subsequent Event, continued

2) In June 1999, in consideration for $500,000, the Company sold to an institutional investor 2,312,872 shares of Common Stock and 238,051.5 shares of Series C Convertible Preferred Stock. All of the Common Stock and no shares of the Series C Convertible Preferred Stock have been issued as of March 15, 2000.

3) In October and November, 1999, in consideration of $121,500, the Company sold to seven investors units aggregating 303,750 shares of Common Stock, of which 253,750 shares have been issued as of March 15, 2000.

4) In March, 2000, in consideration of $165,000, the Company sold to five investors an aggregate of 165,000 shares of Common Stock, none of which have been issued as of March 15, 2000.

5) In connection with the Unit Offering commenced in the fourth fiscal quarter of 1999, the Company has agreed to issue a cashless warrant providing for the purchase of 9,606,682 shares of Common Stock at an exercise price of $0.01 per share in consideration for providing bridge financing related to such offering and to issue a cashless warrant providing for the purchase of 2,401,670 shares of Common Stock at an exercise price of $0.01 per share for investment banking services related to such offering. Such warrants have not been issued as of March 15, 2000.

6) In August and November 1999, the Company issued 511,435 and 30,000 shares of Common Stock to a company in consideration of financial services rendered.

7) In September, 1999, the Company issued 26,374 shares of Common Stock to a company in connection with advertising services rendered to the Company and 36,550 shares of Common Stock to a law firm in connection with legal services rendered to the Company.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16 - Subsequent Event, continued

     Equity, continued

8) Between August and October, 1999, the Company issued an aggregate of 125,000 shares of Common Stock to two of its distributors pursuant to sales incentive programs offered to such distributors by the Company.

9) In December, 1999, the Company entered into an agreement with the providers of advertising and marketing services pursuant to which such service providers would earn warrants to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $0.10 per share in consideration for services rendered. Pursuant to such agreement, warrants providing for the purchase of such shares vest and become issuable as the performance of certain tasks is accomplished. In connection therewith, the Company issued two cashless warrants in January, 2000, each providing for the purchase thereunder of 8,333 shares of the Common Stock at an exercise price of $0.10 per share.

10) In October, 1999, the Company issued 20,000 shares of Common Stock to an individual in connection with an agreement providing for the rendering of investment banking services. Terms of this agreement were breached, and the Company has filed suit seeking damages and the return of the shares of Common Stock to the Company.

11) In March, 2000, Phlo System, Inc entered into an exclusive license agreement for all uses, worldwide, of a proprietary composition consisting of an ester (derivative) of Vitamin E combined with a delivery system. In connection with the execution of this license agreement, the Company issued the licensor of the technology, a warrant to purchase 200,000 shares of the common stock of the Company at an exercise price of $0.05 per share.

D) In June, 1999, the Company entered into a settlement agreement with Leroux Creek Food Corporation and its President, Edward Tuft, which resulted in the Company being relieved of its prior agreement to issue to Leroux Creek and Mr. Tuft options to purchase an aggregate of 750,000 shares of Common Stock at an aggregate purchase price of $75,000.

                                    PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

     The names and ages of the directors, executive officers, significant employees, and promoters of the Company are set forth below.

      Name                          Age    Position Held

James B. Hovis                      49     President & CEO, Director

Robert Sipper                       45     Chief Operating Officer,
                                           Director

Anne P. Hovis                       39     Executive Vice President, General
                                           Counsel, Secretary & Director

Robert J. Corsaro, Jr.              43     Senior Vice President Sales
                                            And Marketing

Allen Hoube                         38     Vice President, Production Operations


Background of Executive Officers and Directors

     James B. Hovis, President, Chief Executive Officer and a Director. Mr. Hovis is responsible for the overall management of the Company, including the product development, sales, marketing, distribution, production and financial functions. Additionally, Mr. Hovis directs the Company's acquisition and financing activities. Previously, Mr. Hovis was the partner in charge of the corporate practice at White, Blackburn & Conte, P.C., a Richmond, Virginia-based law firm. Mr. Hovis has over 20 years of experience involving a wide range of corporate activity, both as a principal and as a professional representative or advisor, including all types of financings and refinancings (including debt and equity private placements), mergers, acquisitions (including product acquisitions and leveraged and management buyouts), divestitures, sales of assets or stock, restructurings and reorganizations. Additionally, his professional background has included a strong emphasis on developing business entities in a number of different industries, and he has been published in his areas of expertise. During the period from 1983 to the present, he has served on a number of boards of developing companies. Mr. Hovis is a graduate of Davidson College and received his J.D. degree from the T.C. Williams School of Law at the University of Richmond. He is a member of the Virginia State Bar.

     Robert J. Sipper, Chief Operating Officer and a Director. Mr. Sipper is responsible for the overall management and operations of the Company under the direction of Mr. Hovis, including sales, marketing, distribution, production and administration. Previously, Mr. Sipper founded H&H Day, Inc. a beverage brokerage company. Prior to that, Mr. Sipper served as the Executive Vice President and Chief Operating Officer of Mootch & Muck, Inc., a beverage distributor in New York City, and was the President of Bev-Tyme, Inc., the corporate parent of Mootch & Muck, Inc. Mr. Sipper also practiced law for ten years, including as a partner of Leopold, David & Sipper. Mr. Sipper has a B.A. from Fordham University and his J.D. degree from Vermont Law School. He is a member of the New York State Bar.

     Anne P. Hovis, Executive Vice President, General Counsel, Secretary and a Director. Mrs. Hovis is responsible for managing the day-to-day administration of the Company and assists Messrs. Hovis and Sipper in the overall management of the Company. She is also responsible for the legal affairs of the Company, including intellectual property protection, compliance with FDA regulations, securities filings, compliance with applicable laws, negotiation of agreements with distributors and co-packers, and collection of overdue accounts receivable. Mrs. Hovis also assists Mr. Hovis in the Company's transactional activities, including financings and acquisitions. Previously, Mrs. Hovis was an attorney with Anderson, Hibey & Blair, a Washington, D.C. based firm, where she specialized in corporate legal and international trade policy matters. Prior to this, Mrs. Hovis was an attorney with Lane & Mittendorf, where she participated in the firm's corporate transactional (including stock and asset acquisitions and commercial lending facilities) and international trade practices. Mrs. Hovis has a B.A. from New York University and a J.D. degree from the Georgetown University Law Center. She is a member of the District of Columbia Bar.

     Robert J. Corsaro, Jr., Senior Vice President, Sales and Marketing. Mr. Corsaro is responsible for the Company's activities related to sales and distribution. He is responsible for managing the Company's sales force and developing and implementing the Company's sales and distribution strategies. Previously, Mr. Corsaro was Vice President of Sales for Carvel Ice-Cream Company, where he supervised sales directors and key account mangers and managed the company's retail sales and distribution efforts. Prior to joining Carvel, Mr. Corsaro was the Director of Sales for TriArc Beverages and, prior to that, Director of Field Sales for Snapple Beverage Corporation, where he was responsible for managing a sales organization responsible for 27 states. Mr. Corsaro also acted as a District Sales Manager with Pepsi-Cola and an Assistant Operations Manager with Nabisco. Mr. Corsaro has a B.S. in Business Management from Farleigh Dickinson University.

     Allen G. (Skip) Hoube, Jr., Vice President of Production Operations. Mr. Hoube is responsible for coordinating the production of the Company's beverage products, including inventory and quality control, raw material and production scheduling, and identification of new production facilities to accommodate nationwide distribution. Previously, Mr. Hoube served as Director of Quality Assurance for Premium Beverage Packers, Inc. Formerly, he was the Contract Manufacturing Manager for Royal Crown

Company, Inc. and the Director of Operation for Tribev Corp. (a division of Royal Crown). He also served as President and General Manger of RC Cola Canada Ltd. Mr. Hoube has a B.S. in Biochemistry from Auburn University.

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

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended March 31, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid to the executive officers for the fiscal year ending March 31, 1999.

                           Summary Compensation Table

                                                                                                 Long-Term Compenation
                            Annual Compensation Awards                                            Awards     Payouts
                            --------------------------
   (a)                       (b)         (c)                    (d)        (e)         (f)          (g)        (h)
                                                               Other                 Securities
                                                               Annual    Restricted  Under-                   All Other
                                                               Compen-   Stock       lying         L/TIP      Compen-
Name and                                                       sation    Awards      Options/      Payouts    sation
Principal Position          Year         Salary      Bonus       ($)       ($)       SARa (#)       ($)       ($)
James B. Hovis
President and CEO            1999       $165,000       -0-       -0-       -0-       -0-           -0-       -0-

Robert J. Sipper
COO                          1999       $150,000       -0-       -0-       -0-       425,000       -0-       -0-

Anne P. Hovis                1999       $135,000       -0-       -0-       -0-       -0-           -0-       -0-
Exec. Vice President
General Counsel &
Secretary

Robert J. Corsaro, Jr
Sr. VP Sales and
Marketing                    1999       $132,000       -0-       -0-       -0-       -0-           -0-       -0-

Allen Hoube, VP
Production                   1999       $125,000       -0-       -0-       -0-       -0-           -0-       -0-
Operations

Mark Butler, VP              1999       $120,000       -0-       -0-       -0-       425,000       -0-       -0-
Food Products

     The following table sets forth certain information with respect to options granted during the last fiscal year to the executive officers named in the above Summary Compensation Table.

                      Option/SAR Grants In Last Fiscal Year

                                                                                Potential
                                                                                Realizable Value at
                                                                                Assumed Annual          Alternative
                                                                                Rates of stock Price    to (f) and (g):
                                                                                Appreciation            Grant Date
                             Individual Grants                                  for Option Term         Value
-----------------------------------------------------------------------------   --------------------    ---------------
(a)                 (b)             (c)             (d)                (e)        (f)          (g)       (h)
                                   % of
                                   Total
                                   Options
                  Number of        SARs
                  Securities       Granted to      Exercise                                              Grant
                  Underlying       Employees       or Base            Expira-                            Date
                  Options/SARS     in Fiscal       Price              tion                               Present
Name              Granted (#)      Year            ($/Share)          Date        5%($)        10%($)    Value($)
----              -----------      ---------       ---------          ----        -----        ------    --------
Robert Sipper     425,000(1)        50%              $.05            12/1/08      14,175       30,600       NA

Mark Butler       425,000(1)        50%              $.05            12/1/08      14,175       30,600       NA

----------
     (1) Options are exercisable for shares of Common Stock

Compensation of Directors

     The names of the directors of the Company as of March 31, 1999, are James
B. Hovis, Robert J. Sipper, and Anne P. Hovis. Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company. No payments were made to directors during the year ended March 31, 1999, for services provided as a director.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     As of April 4, 1996, the Company entered into a five (5) year employment agreement with Mark Butler pursuant to which Mr. Butler served as the Company's Vice President of Sales and Chief Operating Officer and was elected to the Company's Board of Directors. The employment agreement was amended in November 1996, February 1997, and March 1997. In March, 1999, Mr. Butler resigned as an officer and director of the Company, thereby terminating his employment agreement.

     As of April 4, 1996, the Company entered into a five (5) year employment agreement with Robert Sipper pursuant to which Mr. Sipper serves as the Company's President and Chief Executive Officer. The agreement, which was amended in February, 1997, provides for Mr. Sipper to receive a salary of $150,000 per annum. Pursuant to the Stock Exchange Transaction, which involved a change in control of the Company, Mr. Sipper relinquished his positions as President and CEO of the Company in December, 1998, and became the Company's Chief Operating Officer.

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

     The maximum number of shares of Common Stock with respect to which awards may be granted pursuant to the 1996 Plan is initially 2,000,000 shares. To date, no options have been granted under the 1996 Plan. Shares issuable under the 1996 Plan may be either treasury shares or authorized but unissued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company.

     The 1996 Plan will be administered by a committee consisting of not less than two (2) members of the Board of Directors who are "disinterested" within the meaning of Rule 16b-3 promulgated under the Exchange Act and "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code (including persons who may be deemed outside directors by virtue of any transitional rule which may be adopted by the Internal Revenue Service implementing such Section) (the "Committee"). The Board will determine the persons to whom awards will be granted, the type of award and, if applicable, the number of shares to be covered by the award. During any calendar year, no person may be granted under the 1996 Plan awards aggregating more than 100,000 shares (which number shall be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in capitalization of the Company).

Types of Awards

     Stock Options. Options granted under the 1996 Plan may be "incentive stock options" ("Incentive Options") within the meaning of Section 422 of the Internal Revenue Code or stock options which are not incentive stock options ("Non-Incentive Options" and, collectively with Incentive Options, hereinafter referred to as "Options"). The persons to whom Options will be granted, the number of shares subject to each Option granted, the prices at which Options may be exercised (which shall not be less than the fair market value of shares of common stock on the date of grant), whether an Option will be an Incentive Option or a Non-Incentive Option, the time or times and the extent to which Options may be exercised and all other terms and conditions of Options will be determined by the Committee.

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

     The exercise price of an Incentive Option granted to a person possessing more than 10% of the total combined voting power of all shares of stock of the Company or a parent or subsidiary of the Company (a "10% Stockholder") shall in no event be less than 110% of the fair market value of the shares of the common stock at the time the Incentive Option is granted. The term of an incentive Option granted to a 10% Stockholder shall not exceed five (5) years from the date of grant.

     The exercise price of the shares to be purchased pursuant to each Option shall be paid (i) in full in cash, (ii) by delivery (i.e., surrender) of shares of the Company's common stock owned by the optionee at the time of the exercise of the Option, (iii) in installments, payable in cash, if permitted by the Committee or (iv) any combination of the foregoing. The stock-for-stock payment method permits an optionee to deliver one (1) or more shares of previously-owned common stock of the Company in satisfaction of the exercise price of subsequent Options. The optionee may use the shares obtained on each exercise to purchase a larger number of shares on the next exercise. (The foregoing assumes an appreciation in value of previously acquired shares). The result of the stock-for-stock payment method is that the optionee can generally avoid immediate tax liability with respect to any appreciation in the value of the stock utilized to exercise the Option.

     Shares received by an optionee upon exercise of a Non-Incentive Option may not be sold or otherwise disposed of for a period determined by the Board of Directors of the Company upon grant of the Option, which period shall be not less than six (6) months nor more than three (3) years from the date of acquisition of the shares (the "Restricted Period"), except that, during the Restricted Period (i) the optionee may offer the shares to the Company and the Company may, in its discretion, purchase up to all the shares offered at the exercise price and (ii) if the optionee's employment terminates during the Restricted Period (except in limited instances), the optionee, upon written request of the Company, must offer to sell the shares to the Company at the exercise price within seven (7) business days. The Restricted Period shall terminate in the event of a Change in Control of the Company (as defined in the 1996 Plan), or at the discretion of the Board of Directors of the Company. After the Restricted Period, an optionee wishing to sell must first offer such shares to the Company at the fair market value.

     Limited Stock Appreciation Rights. The Committee is authorized, in connection with any Option granted under the 1996 Plan, to grant to the holder of such Option a limited stock appreciation right ("LSAR"), entitling the holder to receive, within sixty (60) days following a Change in Control, an amount in cash equal to the difference between the exercise price of the Option and the market value of the common stock of the Company on the effective date of the Change in Control. The LSAR may be granted in tandem with an Option or subsequent to grant of the Option. The LSAR will only be exercisable to the extent that the related Option is exercisable and will terminate if and when the Option is exercised.

     Restricted and Deferred Stock. An award of restricted stock or deferred stock may be granted under the 1996 Plan. Restricted stock is subject to restrictions on transferability and other restrictions as may be imposed by the Committee at the time of grant. In the event that the holder of restricted stock ceases to be employed by the Company during the applicable restrictive period, restricted stock that is at the time of cessation of employment subject to restrictions shall be forfeited and reacquired by the Company. Except as otherwise provided by the Committee at the time of grant, a holder of restricted stock shall have all of the rights of a stockholder including, without limitation, the right to vote restricted stock and the right to recover dividends thereon. An award of deferred stock is an award that provides for the issuance of stock upon expiration of a deferral period established by the Committee. Except as otherwise determined by the Committee, upon termination of employment of the recipient of the award during the applicable deferral period, all stock that is at the time of the termination of employment subject to deferral shall be forfeited. Until such time as the stock which is the subject of the award is issued, the recipient of the award has no rights as a stockholder.

     Dividend Equivalent Awards. A dividend equivalent gives the recipient the right to receive cash or other property equal in value to the dividends that would be paid if the recipient held a specified number of shares of common stock of the Company. A dividend equivalent right may be granted as a component of another award or as separate award.

     Bonus Shares and other Share Based Awards. The 1996 Plan authorizes the Committee to grant shares as a bonus, or to grant shares or other awards in lieu of obligations of the Company to pay cash under other plans or compensatory arrangements, upon such terms as shall be determined by the Committee. The 1996 Plan also authorizes the Committee to grant other forms of awards based upon, payable in, or otherwise related, in whole or in part, to, common stock, including, without limitation, convertible or exchangeable debentures or other debt securities, other rights convertible or exchangeable into shares, purchase rights for shares, awards contingent upon performance of the Company, and awards valued by reference to the book value of shares of common stock or awards determined by reference to the value of securities of, or the performance of, specified subsidiaries.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 31, 1999, certain information with respect to the beneficial ownership of common stock and preferred stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:

--------------------------------------------------------------------------------
Name and Address of
Beneficial Owner (1)
                                          Percentage
                        Shares of         (%) of                   Percentage(%)
                        Common Stock      Common       Shares of   of Total
                        Owned             Stock(2)     Preferred   Combined
                                                       Stock       Vote(3)
--------------------------------------------------------------------------------
James B. Hovis          4,772,800(4)       39.26%                  37.70%
--------------------------------------------------------------------------------
Anne P. Hovis           4,772,800(5)       39.26%                  37.70%
--------------------------------------------------------------------------------
Edward J. Mathias       3,227,200(6)       26.54%                  25.49%
--------------------------------------------------------------------------------
Robert J. Sipper          825,000(7)        6.79%                   6.52%
--------------------------------------------------------------------------------
All officers and
directors as a
group (three persons)
                        5,597,800          46.04%                  44.22%
--------------------------------------------------------------------------------

(1) The address of each Stockholder shown above except as otherwise indicated is c/o Phlo Corporation, 475 Park Avenue South, 7th Floor, New York, New York 10016.

(2) Based upon 11,333,335 shares of common stock outstanding as of March 31, 1999, and options to purchase shares of Common Stock exercisable by the listed individuals which are outstanding as of March 31, 1999.

(3) Based upon 11,333,335 shares of common stock and 500,000 shares of preferred stock outstanding as of March 31, 1999, and options to purchase shares of common stock exercisable by the listed individuals which are outstanding as of March 31, 1999.

(4) Includes 3,139,200 shares as to which Mr. Hovis has sole voting power and 1,633,600 shares as to which he shares the power to dispose with his wife, Anne P. Hovis.

(5) Includes 1,633,600 shares as to which Mrs. Hovis has sole voting power and 3,139,200 shares as to which she shares the power to dispose with her husband, James B. Hovis.

(6) Mr. Mathias' address is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Washington, D.C. 20004-2505

(7) Includes options issued in December 1998 to purchase 425,000 shares of common stock, exercisable at $.05 per share, options issued in January 1998 to purchase 200,000 shares of common stock, exercisable at $0.16 per share, options issued in September 1997 to purchase 100,000 shares of common stock, exercisable at $.05 per share, and options issued in June 1997 to purchase 100,000 shares of common stock, exercisable at $0.875 per share.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     James B. Hovis and Anne P. Hovis are husband and wife.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-K.

Item 1. EXHIBITS AND REPORTS ON FORM 10-K

(a)(1) Financial Statements.

     The following financial statements are included in Part II, Item 7:

         Index to Consolidated Financial Statements

         Report of Independent Auditors                                      F-1

         Consolidated Balance Sheet as of March 31, 1999                     F-2

         Consolidated Statements of Operations for the years ended
          March 31, 1999 and 1998                                            F-3

         Consolidated Statements of Stockholders' Equity for the
         years ended March 31, 1999 and 1998                           F- 4  F-5

         Consolidated Statements of Cash Flows for the years
          ended March 31, 1999 and 1998                                F-6   F-7

         Notes to Consolidated Financial Statements                   F-8 - F-18

(a) (2) Exhibits

     A list and description of exhibits filed as part of this Form 10-KSB is provided in the attached Exhibit Index.

Item 27. Exhibits.

1.01*       Form of Underwriting Agreement.

1.02*       Form of Selected Dealers Agreement.

3.01*       Certificate of Incorporation of the Company.

3.02*       Amendment of Certificate of Incorporation.

3.03        Certificate of Amendment of Certificate of Incorporation.

3.04*       By-Laws of the Company.

3.05*       Form of Certificate of Designation of Series A Preferred Stock.

3.06*       Form of Certificate of Designation of Series B Preferred Stock.

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

10.16** Employment Agreement by and between the Company and A.J. Moran dated September 17, 1996.

10.17**     Promissory Note made by Bev-Tyme, Inc. dated April 17, 1997.

10.18** Consulting Agreement by and between the Company and The Falcon Management Company, Inc. dated May 23, 1997.

10.19** Amendment to Consulting Agreement by and between the Company and Hartley T. Bernstein dated June 4, 1997.

10.20***    Letter of Intent with Village Cannery of Vermont dated May 4, 1998

10.21*** Asset Purchase Agreement by and between Company and The Brooklyn Brewery Corporation dated May 18, 1998.

10.22*** Agreement to Purchase and Market Brand Name and Recipes by and between Leroux Creek Food Corporation and the Company dated June 30, 1998.

10.23 License Agreement between X-Treem Products Corporation and the Company dated December 1, 1998.

10.24 Security Agreement between X-Treem Products Corporation and the Company dated December 1, 1998.

10.25 Promissory Note, dated December 1, 1998, made by the Company in the amount of $100,000.

10.26       Letter by Company, dated December 23, 1998, exercising Option.

10.27 Promissory Note, dated December 23, 1999, made by the Company in the amount of $300,000.

10.28       Bill of Sale dated December 1, 1998.


* Incorporated by reference to Registrant's Registration Statement on Form SB-2, and amendments thereto, Registration No. 333-3458 declared effective on July 30, 1996.

** Incorporated by reference to the Company's Annual Report on Form 10KSB for the fiscal year ended March 31, 1997 (File No. 0-21079).

*** Incorporated by reference to the Company's Annual Report on Form 10KSB for the fiscal year ended March 31, 1998 (File No. 0-21079).

(b) Reports on Form 8-K.

     (i) Form 8-K dated May 22, 1998 wherein the Company reported information under Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements and Exhibits.

     (ii) Form 8-K dated July 2, 1998 wherein the Company reported information under Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements and Exhibits.

     (iii) Form

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this day of March, 2000.

                                       Phlo Corporation

                                       By: /s/ James B. Hovis
                                            ------------------------------------
                                            James B. Hovis
                                            President & Chief Executive Officer,

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature                             Title                            Date


/s/  James B. Hovis               President & CEO                March  21, 2000
----------------------
James B. Hovis



/s/   Robert J. Sipper           Chief Operating Officer         March  21, 2000
----------------------
Robert J. Sipper



/s/  Anne P. Hovis               Exec. Vice President, General   March  21, 2000
---------------------            Counsel & Secretary
Anne P. Hovis