Form 10QSB
period 1999-06-30
PHLO CORP
filed 2000-03-23
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended June 30, 1999              Commission File Number  0-21079

                                PHLO CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                               11-3314168
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)

            475 Park Avenue South
                 7th Floor
              New York, New York                          10016
      (Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code: (212) 447-1322


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  _X_      No ___


The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999 was 20,734,255.

PHLO CORPORATION

INDEX
------------------------------------------------------------------------------


                                                                    Page to Page
Item 1.  Financial Statements

   Consolidated Balance Sheet as of June 30, 1999
   [Unaudited] .........................................................   1-2

   Consolidated Statements of Operations for the three months
   ended June 30, 1999 and 1998 [Unaudited] ............................   3

   Notes to Consolidated Financial Statements [Unaudited] ..............  6-17

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations ........................... 18-19

Signature ..............................................................   20

Item 1:

PHLO CORPORATION CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1999.
[UNAUDITED]
--------------------------------------------------------------------------------


Assets:
Current Assets:
  Cash                                                              $   213,475
  Accounts Receivable - Net                                             173,351
  Inventory                                                             263,176
  Subscription Receivable                                                46,665
                                                                    -----------

  Total Current Assets
                                                                    $   696,667
                                                                    -----------
Property and Equipment - Net                                             19,871
                                                                    -----------
Other Assets:
  Goodwill - [Net of Accumulated Amortization of $60,000]             1,403,567
  Security deposits                                                      30,063
                                                                    -----------
  Total Other Assets                                                  1,433,630

  TOTAL ASSETS                                                      $ 2,150,168
                                                                    ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                  $ 1,317,776
  Accrued Expenses and Taxes                                          2,321,147
  Current portion of long-term debt                                     807,901
                                                                    -----------

  Total Current Liabilities                                         $ 4,446,824

OTHER LIABILITIES
Long-term debt, less current portion                                    397,448
                                                                    -----------
  Total Liabilities                                                   4,844,272
                                                                    -----------

PREFERRED STOCK OF SUBSIDIARY
  No par value, 20,000 shares Series A convertible
  Preferred stock authorized, 2,247 shares issued
  and outstanding                                                       700,000

STOCKHOLDERS' DEFICIENCY
  Preferred stock, 15,000 authorized:
   Series A convertible stock, $0.001 par value,
   500,000 shares issued and outstanding (liquidation
   preferences $100,000)                                                     50
  Series B non-convertible stock, none issued and outstanding                --
  Series C convertibile stock, $0.0001 par value, 212,623
   shares subscribed                                                         21
  Common Stock, $0.0001 pavalue, 25,000,000 sharer
   Authorized, 11,333,335 shares issued and outstanding                   1,133
   Common stock, $0.0001 par value, 1,968,728 shares
    Subscribed                                                              197
  Additional paid in capital                                          3,630,971
   Accunulated deficit                                               (7,026,476)
                                                                    -----------
  TOTAL STOCKHOLDERS DEFICIENCY                                      (3,394,104)

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $ 2,150,168
                                                                    ===========

PHLO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                          Three months ended
                                                               June 30,
                                                    --------------------------
                                                       1999             1998
                                                    ----------       ----------
Sales - Net                                         $  461,709       $  435,509

Cost of Goods Sold                                     299,903          344,826
                                                    ----------       ----------

Gross Profit                                           161,896           90,683

Selling, General and
 Administrative Expenses:                              500,417          560,851

NET OPERATING LOSS                                    (338,611)        (470,168)

Weighted Average Number of Shares                    3,333,335        3,783,335
                                                    ==========       ==========
  Net [Loss] Per Share                              $     (.10)      $     (.12)
                                                    ==========       ==========

PHLO CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1]  Organization and Nature of Business

     The Company is positioned as a technology company which is using the high volume chain-store segment of the beverage industry to commercialize a portion of its technology. Central to the Company's strategic development plan is the development, acquisition and/or exclusive licensing of proprietary technology, nutraceutical, biotechnological and/or pharmaceutical in nature, which the Company initially plans to convey to consumers through the use of beverage systems. During the first half of this fiscal year, the Company has focused its efforts on establishing a secure and rapidly expanding distribution platform from which to distribute its technology. The Company began production and distribution of its McCoy's brand of beverages in late May, 1999.

     The Company added a new level of distribution to the traditional "up and down the street" network (e.g. neighborhood grocery stores, delicatessens, and convenience stores) through which McCoy's beverages have been distributed in the past. The Company, through its newest distributors, has gained authorization for McCoy's beverages throughout the entire systems of a number of the largest supermarket accounts of such distributors. Since the launch of McCoy's in May, the Company gained the authorization of 632 supermarkets to distribute McCoy's beverages.

     Haddon House, one of the nation's largest distributors of specialty foods and one of the Company's major distributors, is responsible for more than 25 major chain accounts and 2200 independent supermarkets. Haddon House has received authorization and prime shelf allocation for McCoy's beverages from many of their largest accounts including A&P, Acme, Food Emporium, Super Fresh and Waldbaums as well as from Haddon House's major independent accounts. Haddon House launched distribution of all 17 varieties of McCoy's beverages in mid-May 1999.

     The Company is able to bring more to its relationship with its distributors than just an excellent brand of beverages. The first point of distinction is the Company's line of McCoy's Green Teas, which are the only new age beverages with a truly functional level (the level which medical studies currently indicate is the ideal daily amount of a particular nutritional ingredient) of powerful green tea catechins, including the super-antioxidant EGCg. Studies show that a high daily intake of EGCg aids in the prevention of cancer and cardiovascular disease. McCoy's Green Teas also contain Vitamin C (which is known to enhance EGCg's effects) and Siberian ginseng for sustained energy and power of concentration.

     The Company's second point of distinction is its aggressive effort to develop a proprietary product base the result of which would dramatically increase the intrinsic value of the Company and its valuation within the financial community and financial markets. In December, 1998, the Company exclusively licensed the Super-Phlo System, a proprietary (patent pending) "advanced delivery" technology for use in beverages and certain foods which the Company has further developed for and has tested in its beverages. This technology allows the Company to be the first to incorporate truly functional amounts of nutritional ingredients, selectively directed to different locations in the body on a sustained-release basis for maximum effect, in clear beverages without compromising the taste, color, appearance, mouth-feel, stability or cost of the product.

     The Super-Phlo System will afford distributors of the Company's products the opportunity to distribute a beverage that contains a nutritional technology which no other beverage company can offer in the marketplace today. Additionally, the introduction of the new proprietary products in the market should have an excellent effect on the Company's margins and the margins of its distributors.

     The Company believes that its Super-Phlo System is the only delivery system existing in the marketplace which can convey through the use of the most consumer-friendly medium (beverages) high payloads of nutritional and/or pharmaceutically-active agents which support claims for important health benefits. The Super-Phlo System can selectively direct such agents to specifically targeted locations in the body, on a sustained-release basis for maximum effect, without compromising taste, color, appearance, mouth-feel, stability, or cost of the beverage product. Therefore, the Company is in the position to drive, through its control of the most convenient gateway into the consumer's system, the beverage industry's share of the huge and rapidly growing nutraceuticals market.

Stock Exchange Transaction

     On October 22, 1998, the Company entered into a letter of intent to acquire a minimum of 80% of the capital stock of a beverage company, X-Treem Products Corporation ("X-Treem"), through an exchange with the shareholders of X-Treem of up to 93% of the issued and outstanding shares of the Company's capital stock as of December 7, 1998, whereby X-Treem will become a subsidiary of the Company (the "Stock Exchange Transaction"). Pursuant to the Stock Exchange Transaction, on December 7, 1998, the Company acquired approximately 68% of the capital stock of X-Treem from the principal shareholders of X-Treem in exchange for approximately 67% of the issued and outstanding shares of the Company's capital stock. This was achieved through the issuance by the Company of an aggregate of 8,000,000 shares of its common stock to the principal stockholders of X-Treem, in partial consideration for the exchange of shares of their stock of X-Treem.

     Pursuant to the Stock Exchange Transaction, each share of the capital stock of X-Treem is exchangeable for 4,490.30 shares of common stock (or common stock equivalents) of the Company. Additionally, each holder of a warrant to purchase the common stock of X-Treem (an "X-Treem Warrant") is entitled to exchange the X-Treem Warrant for a comparable warrant to purchase 4,490.03 shares of the common stock of the Company for each share of common stock purchasable pursuant to the X-Treem Warrant. The Company will complete the Stock Exchange Transaction with the holders of securities of X-Treem through the issuance of additional shares of its capital stock to X-Treem shareholders in exchange for additional shares of their capital stock and through the issuance to holders of X-Treem Warrants of warrants to purchase the stock of the Company in exchange for the X-Treem Warrants.

     In June, in furtherance of the Stock Exchange Transaction, the Company issued an aggregate of 9,379,151 shares of common stock and 1,013,549 shares of Series C Convertible Preferred Stock to 18 shareholders who participated in such transaction. Such issuance was a partial issuance of the capital stock to which the former shareholders of X-Treem are entitled pursuant to the terms of the Stock Exchange Transaction. See Financing Activities above for terms of the preferred stock.

     Assuming the participation of 100% of the holders of the capital stock and warrants of X-Treem in the Stock Exchange Transaction and the full issuance of shares of stock and warrants of the Company to such holders pursuant to such Stock Exchange Transaction, the completion thereof would result in the issuance of 156,877,611 shares of stock, on a fully diluted basis, to the exchanging holders of the stock and warrants of X-Treem.

Financing Activities

In June 1999, in consideration for $500,000, the Company sold to an institutional investor 2,312,872 shares of Common Stock and 238,051.5 shares of Series C Convertible Preferred Stock.

A Term Note payable to Giltner B. Stevens was entered into in May, 1999. The principal amount of the note is $250,000. Simple interest accrues at an annual rate of 14% and is payable at the note's maturity date of August 30, 1999. In connection with the loan transaction, the Company issued to Mr. Stevens a warrant to purchase 250,000 shares of the common stock of the Company at an exercise price of $0.20 per share, and issued to Mr. Stevens' designee a similar warrant to purchase 250,000 shares of common stock. The Company also issued to a trustee 105,875 shares of common stock and 11,441 of preferred stock to secure repayment of the note. The Company exercised its option to extend the maturity date of the note to December 31, 1999, in exchange for the issuance to Mr. Stevens of warrants to purchase 200,000 shares of common stock at an exercise price of $0.20 per share. Subsequently, payment was not made on the date of maturity. The Company believes that Mr. Stevens engaged in conduct which resulted in damage to the Company. Mr. Stevens filed a motion for summary judgment against the Company, and the Company answered and asserted its counterclaims. The summary judgment motion was granted, and the Company's claims were severed. The Company is preparing to bring an action against Mr. Stevens to assert its claims.

A bridge loan payable was entered into in June 1999. The principal amount of the loan is $104,000. Simple interest accrues at an annual rate of 10% and is payable at the note's maturity date of June 29, 2000. In consideration of this loan and two prior bridge loans made by the holder to the Company which have been repaid, the Company has agreed to issue to the holder shares of the Company's common and/or convertible preferred stock representing approximately 200,000 shares of common stock on a fully converted basis.

In April and May, 1999, in consideration for $80,000, the Company sold to three investors units representing an aggregate of 173,913 shares of Common Stock and 18,782 shares of Series C Convertible Preferred Stock.

A Term Note payable was entered into in May 1999. The principal amount of the note is $25,000. Simple interest accrues at an annual rate of 10% and is payable at the note's maturity date on July 2, 1999. In accordance with the loan transaction, the Company issued to the holder a warrant to purchase 5,000 shares of the common stock of the Company at an exercise price of $0.04.

The Company raised $439,562 in the third and fourth quarter of fiscal 1999 pursuant to an offering of units at a purchase price of $0.46 per unit. Each unit consists of two shares of the common stock of the Company and 0.216 of a share of Series C Convertible Preferred Stock, and the right to purchase, at an aggregate purchase price of $0.46, one additional share of common stock and
0.108 of an additional share of Series C Convertible Preferred Stock. Pursuant to the terms of the Series C Convertible Preferred Stock, (1) each share of Series C Convertible Preferred Stock is convertible into 100 shares of Common Stock (as adjusted for stock splits, mergers, consolidations, and other extraordinary corporate events) and (2) the Series C Convertible Preferred Stock may not be converted until the earlier to occur of (a) June 30, 2000, and (b) the closing of a secondary public offering of the Common Stock resulting in gross proceeds to the Company of not less than $10,000,000. The Company raised an additional amount of approximately $14,000 pursuant to the unit offering in April, 1999.

In connection with the Stock Exchange Transaction, the Company issued to Robert
J. Sipper a warrant to purchase 5,420,426 shares of common stock (or common stock equivalents) of the Company at an exercise price of $0.12 per share.

[2]  Summary of Significant Accounting Policies

     Basis of Reporting

     The accompanying audited financial statements have been prepared in accordance with generally accepted accounting principles.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, Quigley and X-Treem, collectively referred to as the "Company". All significant inter-company transactions and balances have been eliminated in consolidation.

     Minority Interest

     The minority interest is held by certain investors who own approximately 33% of Phlo. Since the minority interest on the consolidated balance sheet has been reduced to zero, the minority's interest in current or future losses are not being recorded until the aggregate of such prior losses and accumulated deficit equals the aggregate of any future profits.

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

     Goodwill

     Goodwill in connection with acquisitions is being amortized on a straight-line basis over a fifteen-year period. Amortization of goodwill charged to operations for the quarters ended June 30, 1999 and June 30, 1998 amounted to $5,000 and $0 respectively. In addition, $932,183 of unamortized goodwill has been written off during the last quarter ended March 31, 1998 as management determined such goodwill was impaired in accordance with Statement of Financial Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." The amount of goodwill impairment was measured based on the projected discounted future operating cash flows compared to the carrying value of goodwill.

     Inventories

     Inventories are stated at the lower of cost or market. Costs, which include purchases, freight and packaging, raw materials, packing fees and finished products, are determined on the first-in, first-out basis.

     Furniture and Equipment

     Furniture and equipment is stated at cost. Maintenance and repair costs are charged to expense as incurred, and costs of major additions and betterments are capitalized. When furniture and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

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

[3]  Going Concern

The financial statements presented herein have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

     The Company incurred a net loss of $2,677,429 for the year ended March 31, 1999. The inability of the Company to generate projected cash needed for operations, considering currently available funds, creates an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon successfully implementing management's plans to raise additional capital and to grow the business to achieve a profitable level.

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

[4]  Inventories

The Company's inventory consists of raw materials, packaging and finished products of $263,176.

[5]  Furniture, Fixtures and Equipment and Depreciation

Furniture, fixtures and equipment and accumulated depreciation as of June 30, 1999 are as follows:

Furniture and Fixtures                      $19,871
                                            -------
Total - At Cost                              30,000
Less:  Accumulated Depreciation              10,129

  Net                                       $19,870
                                            =======

Depreciation expense for the three months ended June 30, 1999 and 1998 was $6,990 and $6,500, respectively.

[6]  Settlement Agreement

     In June, 1999, the Company entered into a settlement agreement with Leroux Creek Food Corporation and its President, Edward Tuft, from which the Company had purchased the Leroux Creek brand of applesauce products. As a result of the settlement agreement, (1) Leroux Creek Food Corporation reacquired the applesauce brand, (2) a note payable by the Company to Leroux Creek Food Corporation in the amount of $650,000 was canceled, and (3) the Company was relieved of its agreement to issue to Leroux Creek and Mr. Tuft options to purchase an aggregate of 750,000 shares of Common Stock at an aggregate purchase price of $75,000.

[7] Income Taxes - Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowance are established when necessary to reduce deferred tax assets to the amount expected to be realized.

[8]  Stock Options

There was no stock option activity during the quarter ended June 30, 1999.

A summary of stock option activity is as follows:

                                                                   Weighted Average
                                                        Number      Exercise Price
                                                      of Options     Common Stock
Outstanding and Exercisable on April 1, 1997             58,333          $7.20
  Granted                                             1,550,000          $0.46
  Exercised                                                  --             --
  Forfeited/Expired                                          --             --
                                                      ---------          -----

Outstanding and Exercisable on March 31, 1998
  Forward                                             1,608,333          $0.48

                                                                   Weighted Average
                                                        Number      Exercise Price
                                                      of Options     Common Stock
Outstanding and Exercisable on March 31, 1998
  Forwarded                                           1,608,333         $0.48

  Granted                                             1,600,000          0.75
  Exercised                                                  --            --
  Forfeited/Expired                                     750,000          0.10
                                                     ----------         -----

  Outstanding on September 30, 1999                  $2,458,333            --
                                                     ==========         =====

  Exercisable on September 30, 1999                  $2,458,333            --
                                                     ==========         =====

The following table summarizes information about stock options outstanding at June 30, 1999. The 200,000 common stock options issued to consultants at an exercise price of $0.875 have a weighted average remaining contractual life of 3 years. The 750,000 options issued at an exercise price of $0.13 have a weighted average remaining contractual life of 4.75 years. All other options expire in
9.5 years.

                                   Common Stock
             Exercise Price                               Shares

              $   0.16                                   850,000
              $   0.50                                   300,000
              $   0.875                                  500,000
              $   7.20                                    58,333
              ---------                                ---------
              Total                                    1,708,333

[9]  Note Payable

Notes payable as of June 30, 1999 total $1,205,349.

Maturities of the notes payable are as follows:

             June 30
              2001                                      $807,901
              2002                                       395,357
              2003                                         2,091
              Thereafter                                      --

[10] New Authoritative Pronouncements

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income until the consummation of the underlying transaction.

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

[11] Financial Instruments

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

[12] Commitments and Contingencies

[A] Employment Agreements - As of April 4, 1996, the Company entered into a five (5) year employment agreement with Robert Sipper pursuant to which Mr. Sipper serves as the Company's President and Chief Executive Officer. The agreement, which was amended in February, 1997, provides for Mr. Sipper to receive a salary of $150,000 per annum. Pursuant to the Stock Exchange Transaction, which involved a change in control of the Company, Mr. Sipper relinquished his positions as President and CEO of the Company in December, 1998, and became the Company's Chief Operating Officer.

[B] Loan Guarantee - The Company is a guarantor of a loan obtained by an unrelated party in connection with a purchase agreement. In addition, payments of the loan are secured by the Company's assets. Total outstanding balance of the loan at June 30, 1999 was $70,000.

[13] Leases

     The Company occupies its premises subject to a noncancelable lease agreement expiring in March 2004. The Company will pay a fixed monthly rent plus real estate taxes.

     Future minimum payments under an operating lease are as follows at June 30, 1999.

                     For the Year Ending
                          June 30,                  Amount
                     ---------------------------------------
                           2000                    $120,250
                           2001                     120,250
                           2002                     120,250
                           2003                     120,250
                                                   --------
                    Total minimum lease payments   $481,000
                                                   ========

     Rent expense for the years ended March 31, 1999 and 1998 was $70,410 and $33,833, respectively. In connection with the above lease, a refundable security deposit in the amount of $30,063 is being held by the landlord.

[14] Subsequent Events

Creation of Subsidiaries and Assignment of Assets

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

Acquisitions

     In March, 2000, Phlo System, Inc. exclusively licensed for all uses, worldwide, a proprietary (patent pending) composition consisting of an ester (derivative) of Vitamin E combined with a delivery system (with sustained-release capability). This technology has been shown through in vitro and in vivo tests to be effective in protecting cells from oxidative stress associated with aging and exposure to toxic agents. Further, these tests have shown this composition to be effective in stimulating the membrane repair function of cells, particularly of the liver, heart and brain. The uses covered by the Company's exclusive, worldwide license of this technology include, among other things, pharmaceuticals, biotechnologicals, nutraceuticals, dietary supplements, food and beverage products and topical preparations (for therapeutic or cosmetic use).

Notes Payable

The following notes were issued by the Company subsequent to June 30, 1999, in conjunction with financing activities:

o In November and December, 1999, convertible notes payable in the aggregate amount of $400,000 were entered into. Simple interest accrues at an annual rate of one percentage point (1%) above the prime rate and is payable at the notes' respective maturity dates in May and June, 2001. After December 31, 1999, the principal under the notes is convertible, at the option of the respective holders, into shares of the Company's common stock at a conversion price of $0.22 per share.

o Two bridge loans in the aggregate amount of $100,000 were entered into in December 1999. Simple interest accrues at an annual rate of one percentage point (1%) above the prime rate and is payable at the notes' maturity dates of March 31, 2000. A payment default occurs under the note only in the event that the Company fails to pay an amount due as and when payable, with such failure continuing for a period of thirty days.

Equity

o In October and November, 1999, in consideration of $121,500, the Company sold to seven investors units aggregating 303,750 shares of Common Stock.

o In March, 2000, in consideration of $165,000, the Company sold to three investors an aggregate of 165,000 shares of Common Stock.

o In August, 1999, the Company issued 511,435 shares of Common Stock to JMA Capital, L.L.C. ("JMA") in consideration of financial services rendered to the Company. In consideration of additional financial services rendered to the Company by JMA, in November, 1999, the Company issued to a designee of JMA, 30,000 shares of the Common Stock.

o In December, 1999, the Company issued to Mark Butler, a former officer and director of the Company, 20,000 shares of Common Stock as a result of his exercise of an option to purchase such shares at an exercise price of $0.05 per share.

o Between August and October, 1999, the Company issued an aggregate of 125,000 share of Common Stock to two of its distributors pursuant to sales incentive programs offered to such distributors by the Company.

o In December, 1999, the Company entered into an agreement with the providers of advertising and marketing services pursuant to which such service providers would earn warrants to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $0.10 per share in consideration for services rendered. Pursuant to such agreement, warrants providing for the purchase of such shares vest and become issuable as the performance of certain tasks is accomplished. In connection therewith, the Company issued two cashless warrants in January, 2000, each providing for the purchase thereunder of 8,333 shares of the Common Stock at an exercise price of $0.10 per share.

o In October, 1999, the Company issued 20,000 shares of Common Stock to Gregory S. Kroning pursuant to the terms of a letter agreement providing for the rendering of investment banking services. Mr. Kroning breached the terms of the letter agreement, and the Company has filed suit against Mr. Kroning seeking damages and the return of the shares of Common Stock to the Company.

o In March, 2000, in connection with the execution of the exclusive license for all uses, worldwide, of a proprietary composition consisting of an ester (derivative) of Vitamin E combined with a delivery system, the Company issued to the licensor of the technology, a warrant to purchase 200,000 shares of the common stock of the Company at an exercise price of $0.05 per share.

Technology Agreements

     In October, 1999, the Company formed a strategic alliance with Technology Flavors & Fragrances, Inc. ("TFF"), an international flavor and fragrance development company headquartered in Amityville, New York. The two companies have pooled their resources and expertise to further develop Phlo's proprietary advanced delivery system technology (the "Super-Phlo System") in preparation for the introduction into the marketplace of beverages incorporating the Super-Phlo System. The joint development project between the two companies will also give Phlo the capability to manufacture the Super-Phlo System, in addition to Phlo's exclusive license to include it in all liquid formulations and certain other food products. The top three key members of the scientific team at TFF who will be involved in the further development of the Super-Phlo System and products associated with the Super-Phlo System have, collectively, over 80 years of scientific and manufacturing experience in the flavor industry. TFF currently works with Phlo in the development of flavors for use in Phlo's McCoy's brand of teas, fruit drinks and lemonades.

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


                                   ----------

Item 2:

PHLO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------

For the three months ended June 30, 1999 compared with the three months ended June 30, 1998.

The following discussion of the Company's financial condition as of June 30, 1999 and results of operations for the three months ended June 30, 1999 and 1998 includes Phlo Corporation and its subsidiary (collectively, the "Company") and should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this 10-QSB.

OVERVIEW

The Company manufactures and sells the McCoy's beverages, which feature the unique concept of "microbrewed" fruit drinks, lemonades, iced teas and green teas as well as distinctive flavors, packaging and bottle. The McCoy's line of all natural beverages contains no preservatives, artificial colors or flavors and is made from the highest quality natural ingredients.

The McCoy's line is offered in 20 ounce proprietary glass bottles in 12 pack cases, and currently encompasses 17 flavors, as follows:

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

The Company has been actively developing a proprietary product base the result of which would dramatically increase the intrinsic value of the Company and its valuation within the financial community and financial markets. Central to the Company's strategic development plan is the development, acquisition and/or exclusive licensing of proprietary technology, nutraceutical, biotechnological, and/or pharmaceutical in nature, which the Company initially plans to convey to consumers through the use of beverage systems. The Company is focusing its technology acquisition and development efforts on those technologies related to preventing or ameliorating cancer, reducing the effects of aging, assisting in weight loss, and enhancing sexual performance.

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

RESULTS OF OPERATIONS

The Company had a net loss of $338,661 for the three months ended June 30, 1999 as compared to a net loss of $470,168 for the three months ended June 30, 1998. The loss from operations for the three months ended June 30, 1999 is primarily due to the time required to establish the two tier system of distribution.

The net sales for the Company for the three months ended June 30, 1999 was $461,709 as compared to $435,509 for the three months ended June 30, 1998.

The Company had a gross profit of $161,806 or 35% as compared to a gross profit of $90,683 or 20.8% for the three months ended June 30, 1999 and 1998, respectively. The increase in the gross profit is due to an improved promotional program relating to the introduction of McCoy's.

The Company's selling, general and administrative expenses for the three months ended June 30, 1999 and 1998 were $500,417 and $560,851, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss for the year ended March 31, 1999 and the period from April 1, 1999 through June 30, 1999 equal to $2,604,001 and $1,389,480 respectively. In addition the Company has a working capital deficit at June 30, 1999 equal to $3,750,150. Management has implemented plans to raise additional capital. During the period from July 1999 to February 2000, the Company raised approximately $1,600,000 in equity and loan transactions. Additionally, the Company has implemented plans to increase beverage sales, especially to chain supermarkets accounts. By December 31, 1999, the number of chain supermarket units that had authorized carrying the McCoy's beverages has increased nearly 400% to 2057 stores at December 31, 1999. Management believes it will be successful in implementing steps necessary to operate in the normal course of business. However there is no assurance of this, and, if not successful, the Company would no longer be able to operate as a going concern.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereon duly authorized.


                              PHLO CORPORATION



March 22, 2000               /s/ James B. Hovis
                             -------------------------------------------
                             James B. Hovis, President & Chief Executive
                             Officer