Form 10QSB
period 1999-09-30
PHLO CORP
filed 2000-03-23
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 1999         Commission File Number  0-21079

                                PHLO CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                     11-3314168
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

          475 Park Avenue South
               7th Floor
           New York, New York                                    10016
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code:          (212) 447-1322


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__  No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999 was 21,666,663.

PHLO CORPORATION

INDEX
--------------------------------------------------------------------------------


                                                                    Page to Page
Item 1.  Financial Statements

     Consolidated Balance Sheet as of September 30, 1999
     [Unaudited]...................................................     12

     Consolidated Statements of Operations for the six months
     ended September 30, 1999 and 1998 [Unaudited].................     2

     Notes to Consolidated Financial Statements [Unaudited]........     3-15

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations.......................     16

Signature..........................................................     17

Item 1:
PHLO CORPORATION
CONSOLIDATED BALANCE SHEET AS OF September 30, 1999.
[UNAUDITED]
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
Cash                                                $   142,333
Accounts Receivable, Net                                160,421
Subscription and notes receivable                        34,998
Inventory                                               263,176
                                                    -----------
  Total Current Assets                                              $   600,928

PROPERTY AND EQUIPMENT, Net                                              14,027
OTHER ASSETS
Goodwill-net of accumulated amortization of $90,000   1,403,567
Security deposits                                        30,063
                                                    -----------
  Total Other Assets                                                  1,433,630
                                                                    -----------
  Total Assets                                                      $ 2,048,585
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable                                    $ 1,963,416
Accrued expenses and taxes                            1,759,863
Current portion of long-term debt                     1,174,901
                                                    -----------

   Total Current Liabilities                                          4,898,180

OTHER LIABILITIES
Long-term debt, less current portion                                    397,448
                                                                    -----------

   TOTAL LIABILITIES                                                  5,295,628

PREFERRED STOCK OF SUBSIDIARY
No par value, 20,000 shares Series A convertible preferred
stock authorized 2,247 shares issued and outstanding                    700,000

STOCKHOLDERS' DEFICIENCY Preferred stock, 15,000,000 authorized:
 Series A convertible stock, $0.001 par value,
  500,000 shares issued and outstanding
  (liquidation preferences $100,000)                        500
 Series B non-convertible stock, none issued
  and outstanding                                            --
 Series C convertible stock, $0.0001 par value,
  216,528 shares subscribed                                  22
 Common stock, $0.0001 par value, 25,000,000 shares
  authorized, 11,333,335 shares issued and outstanding    1,133
 Common stock, $0.0001 par value, 2,004,892 shares
  subscribed                                                200
 Additional paid in capital                           3,785,255
 Accumulated deficit                                 (7,734,153)
                                                    -----------

  TOTAL STOCKHOLDERS' DEFICIENCY                                     (3,947,043)

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      2,048,585


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

PHLO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------


                                                        Six Months Ended
                                                          September 30
                                                  -----------------------------
                                                      1999              1998
                                                  -----------       -----------
SALES                                             $   789,379       $   771,978

COST OF SALES                                         736,955           760,446
                                                  -----------       -----------

   GROSS PROFIT                                        52,424            11,532

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                           1,398,712         1,141,194
                                                  -----------       -----------
   NET LOSS                                       $(1,346,288)      $(1,129,662)

WEIGHTED AVERAGE NUMBER OF SHARES                   3,333,335         3,783,335
   NET (LOSS) PER SHARE                                  (.40)             (.29)



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

Supplemental Disclosures of Non-Cash Investing and Financing Activities

PHLO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]


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

     The Company added a new level of distribution to the traditional "up and down the street" network (e.g. neighborhood grocery stores, delicatessens, and convenience stores) through which McCoy's beverages have been distributed in the past. The Company, through its newest distributors, has gained authorization for McCoy's beverages throughout the entire systems of a number of the largest supermarket accounts of such distributors. Since the launch of McCoy's in May, the Company gained the authorization of approximately 1,100 supermarkets (not including independent grocery accounts) to distribute McCoy's beverages.

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

     McCoy's beverages are currently authorized, and the launch of McCoy's beverages has occurred, in the supermarket chains in the states or regions indicated through various distributors of the Company as follows: A&P (NY, NJ, CT); Acme (PA, DE, NJ); Super Fresh (southern NJ); Super Fresh (Balt./Wash.); Food Emporium (NY, NJ); Genardi's (PA); Murphy's (PA); Clemons (PA); Pathmark (16 store test in southern NJ and PA); Waldbaums (Long Island); Shoprite (NJ,
PA); Foodtown (NJ); Lowes (NC); Ukrop's (test in 30% of stores in VA); Seessel's
(TN); McCaffrey's (PA); Thriftway (PA); Shop n Bag (PA, NJ, DE); Supervalue
(PA); Shop n Save (PA); Albertson's (FL).

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

     The Company's second point of distinction is its aggressive effort to develop a proprietary product base the result of which would dramatically increase the intrinsic value of the Company and its valuation within the financial community and financial markets. In December, 1998, the Company exclusively licensed the Super-

Phlo System, a proprietary (patent pending) "advanced delivery" technology for use in beverages and certain foods which the Company has further developed for and has tested in its beverages. This technology allows the Company to be the first to incorporate truly functional amounts of nutritional ingredients, selectively directed to different locations in the body on a sustained-release basis for maximum effect, in clear beverages without compromising the taste, color, appearance, mouth-feel, stability or cost of the product.

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

Financing Activities

o A Term Note payable to Giltner B. Stevens was entered into in May, 1999. The principal amount of the note is $250,000. Simple interest accrues at an annual rate of 14% and was originally payable at the note's maturity date of August 30, 1999. In August, the Company exercised its option to extend the maturity date of the note to November 30, 1999, in exchange for the issuance to Mr. Stevens of a warrant to purchase 100,000 shares of common stock at an exercise price of $0.20 per share. A similar option was exercised to extend the maturity date to December 31, 1999. Subsequently, payment was not made on the date of maturity. The Company believes that Mr. Stevens engaged in conduct which resulted in damage to the Company. Mr. Stevens filed a motion for summary judgment against the Company, and the Company answered and asserted its counterclaims. The summary judgment motion was granted, and the Company's claims were severed. The Company is preparing to bring an action against Mr. Stevens to assert its claims.

o In August, 1999, the Company issued 511,435 shares of Common Stock to JMA Capital, L.L.C. ("JMA") in consideration of financial services rendered to the Company. Subsequently, in consideration of additional financial services rendered to the Company by JMA, in November, 1999, the Company issued to a designee of JMA, 30,000 shares of the Common Stock.

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

     Goodwill

     Goodwill in connection with acquisitions is being amortized on a straight-line basis over a fifteen-year period. Amortization of goodwill charged to operations for the quarters ended September 30, 1999 and September 30, 1998 amounted to $5,000 and $0 respectively. In addition, $932,183 of unamortized goodwill has been written off during the last quarter ended March 31, 1998 as management determined such goodwill was impaired in accordance with Statement of Financial Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." The amount of goodwill impairment was measured based on the projected discounted future operating cash flows compared to the carrying value of goodwill.

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

     The Company incurred a net loss of $2,604,001 for the year ended March 31, 1999 and a loss for the six months ended June 30, 1999 equal to approximately $1,346,228. The inability of the Company to generate projected cash needed for operations, considering currently available funds, creates an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing.

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

[4]  Inventories

The Company's inventory consists of raw materials, packaging and finished products of $263,176.

[5]  Furniture, Fixtures and Equipment and Depreciation

Furniture, fixtures and equipment and accumulated depreciation as of September 30, 1999 are as follows:

Total - At Cost                                                 30,000
Less:  Accumulated Depreciation                                 15,973

    Net                                                     $   14,027
                                                            ==========

Depreciation expense for the six months ended September 30, 1999 and 1998 was $6,990 and $6,500 respectively.

[6] Income Taxes - Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowance are established when necessary to reduce deferred tax assets to the amount expected to be realized.

[7]  Stock Options

     There was no stock option activity during the quarter ended September 30, 1999.

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
                                                     ==========         =====

     The following table summarizes information about stock options outstanding at September 30, 1999. The 200,000 common stock options issued to consultants at an exercise price of $0.875 have a weighted average remaining contractual life of 6.75 years. All other options expire in approximately 7.5 years.

                                  Common Stock
                              Exercise Price Shares

                  $    0.16                          850,000
                  $    0.50                          300,000
                  $   0.875                          500,000
                  $    7.20                           58,333
                                                   ---------
                  Total                            1,708,333

[8]  Note Payable


Notes payable as of September 30, 1999 is $1,572,349.

Maturities of the notes payable as of September 30, 1999 are as follows:

September 30,
   2000                                     1,174,901
   2001                                       388,965
   2002                                         6,392
   2003                                         2,091
   Thereafter                                      --
                                           ----------
   Total                                   $1,572,349
                                           ==========

[9] New Authoritative Pronouncements

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

[10] Financial Instruments

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

[11] Commitments and Contingencies

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

[B] Loan Guarantee - The Company is a guarantor of a loan obtained by an unrelated party in connection with a purchase agreement. In addition, payments of the loan are secured by the Company's assets. Total outstanding balance of the loan at September 30, 1999 was was approximately $70,000.

[12] Leases

     The Company occupies its premises subject to a noncancelable lease agreement expiring in March 2004. The Company will pay a fixed monthly rent plus real estate taxes.

     Future minimum payments under an operating lease are as follows at September 30,


           For the Year Ending
               September 30                                    Amount
     -------------------------------------------------------------------
                  2000                                       $120,250
                  2001                                        120,250
                  2002                                        120,250
                  2003                                         90,188
                                                             --------
     Total minimum lease payments                            $450,938
                                                             ========

     Rent expense for the years ended March 31, 1999 and 1998 was $70,410 and $33,833, respectively. In connection with the above lease, a refundable security deposit in the amount of $30,063 is being held by the landlord.

[13] Subsequent Events

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

Notes Payable

The following notes were issued by the Company subsequent to September 30, 1999, in conjunction with financing activities:

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

o Two bridge loans in the aggregate amount of $100,000 were entered into in December 1999. Simple interest accrues at an annual rate of one percentage point (1%) above the prime rate and is payable at the notes' maturity dates of March 31, 2000. A payment default occurs under the notes only in the event that the Company fails to pay an amount due as and when payable, with such failure continuing for a period of thirty days.

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

Technology Agreements

     In October 1999, the Company formed a strategic alliance with Technology Flavors & Fragrances, Inc. ("TFF"), an international flavor and fragrance development company headquartered in Amityville, New York. The two companies have pooled their resources and expertise to further develop Phlo's proprietary advanced delivery system technology (the "Super-Phlo System") in preparation for the introduction into the marketplace of beverages incorporating the Super-Phlo System. The joint development project between the two companies will also give Phlo the capability to manufacture the Super-Phlo System, in addition to Phlo's exclusive license to include it in all liquid formulations and certain other food products. The top three key members of the scientific team at TFF who will be involved in the further development of the Super-Phlo System and products associated with the Super-Phlo System have, collectively, over 80 years of scientific and manufacturing experience in the flavor industry. TFF currently works with Phlo in the development of flavors for use in Phlo's McCoy's brand of teas, fruit drinks and lemonades.

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


                        . . . . . . . . . . . . . . . . .

Item 2:

PHLO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

For the three months ended September 30, 1999 compared with the three months ended September 30, 1998.

The following discussion of the Company's financial condition as of September 30, 1999 and results of operations for the three months ended September 30, 1999 and 1998 includes Phlo Corporation and its subsidiary (collectively, the "Company") and should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this 10-QSB.

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

PHLO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

For the six months ended September 30, 1999 compared with the six months ended September 30, 1998.


RESULTS OF OPERATIONS

The Company had a net loss of $1,046,288 for the six months ended September 30, 1999 as compared to a net loss of $1,129,662 for the six months ended September 30, 1998. The net loss from operations for the six months ended September 30, 1999 is primarily due to the occurrence of slotting fees charged by supermarkets and an increase in the Company's advertising and promotional schedules to attempt to capture trail in the summer months.

The net sales for the Company for the six months ended September 30, 1999 were $789,379 as compared to $771,978 for the six months ended September 30, 1998.

The Company had a gross profit of $52,424 or 6.6% as compared to a gross profit of $771,978 or 1.5% for the six months ended September 30, 1999 and 1998, respectively. The Company is attempting to increase the gross profit by adding new distributors. Additionally, the gross profit was 6.6% due to principally the cost of paying slotting fees to gain entry in the supermarkets.

The Company's selling, general and administrative expenses for the six months ended September 30, 1999 and 1998 were $1,398,712 and $1,141,194, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The company incurred a net loss for the year ended March 31, 1999 and the period from April 1, 1999 through September 30, 1999 equal to $2,604,001 and $1,346,288, respectively. In addition the Company has a working capital deficit at September 30, 1999 equal to $4,297,252. Management has implemented plans to raise additional capital. During the period from March 31, 1999 to February 2000, the Company raised approximately $1,600,000 in equity and loan transactions. Additionally, the Company has implemented plans to increase beverage sales, especially to chain supermarkets accounts. By December 31, 1999, the number of chain supermarket units that had authorized carrying the McCoy's beverages has increased nearly 400% to 2057 stores at December 31, 1999. Management believes it will be successful in implementing the steps necessary to operate in the normal course of business. However there is no asssurance of this, and, if not successful, the Company would no longer be able to operate as a going concern.

                                        PHLO CORPORATION


March 22, 2000                          /S/  James B. Hovis
                                        --------------------------------------
                                        James B. Hovis, President & Chief
                                        Executive Officer