Form 10QSB
period 1999-12-31
PHLO CORP
filed 2000-03-23
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended December 31, 1999           Commission File Number 0-21079

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

                                Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1999 was 24,328,285.

PHLO CORPORATION

INDEX
--------------------------------------------------------------------------------


                                                                    Page to Page
Item 1.  Financial Statements

     Consolidated Balance Sheet as of December 31, 1999
     [Unaudited] ....................................................      1

     Consolidated Statements of Operations for the nine months ended
     December 31, 1999 and 1998 [Unaudited]..........................      2

     Notes to Consolidated Financial Statements [Unaudited]..........     3-13

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations.........................      14

Signature............................................................      15

Item 1:

PHLO CORPORATION
--------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999.
[UNAUDITED]
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
Cash                                                 $   158,421
Accounts Receivable, Net                                 207,022
Inventory                                                305,783
Note receivable                                           11,667
                                                     -----------

  Total Current Assets                                              $   694,717

PROPERTY AND EQUIPMENT, Net                                              13,551

OTHER ASSETS
Goodwill-net of accumulated amortization of $120,000   1,373,567
Security deposits                                         30,063
                                                     -----------
  Total Other Assets                                                  1,403,630
                                                                    -----------
  Total Assets                                                      $ 2,111,898
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable                                     $ 2,068,350
Accrued expenses and taxes                             1,843,511
Current portion of long-term debt                      1,286,901
                                                     -----------

   Total Current Liabilities                                          5,198,762

OTHER LIABILITIES
Long-term debt, less current portion                                    797,448
                                                                    -----------

   TOTAL LIABILITIES                                                  5,996,210

PREFERRED STOCK OF SUBSIDIARY
No par value, 20,000 shares Series A convertible
preferred stock authorized 2,247 shares issued
and outstanding                                                         700,000

STOCKHOLDERS' DEFICIENCY
Preferred stock, 15,000,000 authorized:
  Series A convertible stock, $0.001 par value,
    500,000 shares issued and outstanding
    (liquidation preferences $100,000)                       500
  Series B non-convertible stock, none issued
    and outstanding                                           --
  Series C convertible stock, $0.0001 par value,
    216,528 shares subscribed                                 22
  Common stock, $0.0001 par value, 25,000,000 shares
    authorized, 11,333,335 shares issued and
    outstanding                                            1,133
  Common stock, $0.0001 par value, 2,004,892 shares
    subscribed                                               200
  Additional paid in capital                           3,491,178
  Accumulated deficit                                 (8,077,345)
                                                     -----------

  TOTAL STOCKHOLDERS' DEFICIENCY                                     (4,584,312)
                                                                    -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      2,111,898
                                                                    ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

PHLO CORPORATION
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                         Nine months ended
                                                            December 30,
                                                    --------------------------
                                                      1 9 9 9        1 9 9 8
                                                    -----------    -----------
SALES                                               $ 1,279,856    $   859,275

COST OF SALES                                           923,061        851,028
                                                    -----------    -----------

   GROSS PROFIT                                         356,795          8,247

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                            1,746,275      1,750,852
                                                    -----------    -----------

   NET LOSS                                         $(1,389,480)   $(1,742,605)
                                                    ===========    ===========

Weighted Average Number of Shares                    11,333,335      3,333,335

   NET (Loss) Per Share                                   (0.12)         (0.52)


Supplemental Disclosures of Non-Cash Investing and Financing Activities


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

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

     The Company recently announced that it has retained the services of William Regelson, M.D., a widely published specialist in medical oncology, with joint appointments in microbiology and biomedical engineering (Medical College of Virginia, Virginia Commonwealth University, Richmond) who has been a leading researcher in the field of aging for over twenty years and has over 200 publications to his credit. Dr. Regelson will be working with the Company in connection with numerous applications of its Super-Phlo System. The Company believes that the addition of Dr. Regelson to the Company's team represents a further step in the Company's emphasis on nutritional and nutraceutical technology. The Company's work with Dr. Regelson will greatly enhance its ability to tap the huge and rapidly growing nutraceuticals market.

     The Company's proprietary (patent pending) advanced delivery system (the "Super-Phlo System") will afford distributors of its products the opportunity to distribute a beverage that contains a nutritional technology which no other beverage company can offer in the marketplace today. Additionally, the introduction of the new proprietary products in the market should have an excellent effect on the Company's margins and the margins of its distributors, and the Company's intrinsic value and valuation in the financial markets should be relatively higher than that of other beverage companies.

     The Company believes that its Super-Phlo System is the only delivery system existing in the marketplace which can convey through the use of the most consumer-friendly medium (beverages) high payloads of nutritional and/or biotechnological agents which support claims for important health benefits. The Super-Phlo System can selectively direct such agents to specifically targeted locations in the body and release the agents over a period of time (12 to 24 hours) for maximum effect. The Company is in the position to drive, through its control of the most convenient gateway into the consumer's system, the beverage industry's share of the huge and rapidly growing nutraceuticals market.

     In October, the Company formed a strategic alliance with Technology Flavors & Fragrances, Inc. ("TFF"), an international flavor and fragrance development company headquartered in Amityville, New York. The two companies have pooled their resources and expertise to further develop the Company's Super-Phlo System in preparation for the introduction into the marketplace of beverages incorporating the Super-Phlo System. The joint development project between the two companies will also give the Company the capability to manufacture the Super-Phlo System, in addition to the Company's exclusive license to include it in all liquid formulations and certain other food products. The top three key members of the scientific team at TFF who will be involved in the further development of the Super-Phlo System and products associated with the Super-Phlo System have, collectively, over 80 years of scientific and manufacturing experience in the flavor industry. TFF currently works with the Company in the development of flavors for use in Phlo's McCoy's brand of teas, fruit drinks and lemonades.

Sales and Distribution

     The Company began distribution of its McCoy's brand of beverages in late May, leading with its seven flavors of McCoy's Green Teas. The Company's line of McCoy's Green Teas are the only new age beverages with a truly functional level (the level which medical studies currently indicate is the ideal daily amount of a particular nutritional ingredient) of powerful green tea catechins, including the super-antioxidant EGCg. Studies show that a high daily intake of EGCg aids in the prevention of cancer and cardiovascular disease. McCoy's Green Teas also contain Vitamin C (which is known to enhance EGCg's effects) and Siberian ginseng for sustained energy and power of concentration.

     The Company has added a new level of distribution this year to the traditional "up and down the street" network (e.g. neighborhood grocery stores, delicatessens, and convenience stores) through which McCoy's beverages have been distributed in the past. The Company, through its newest distributors, has gained authorization for McCoy's beverages throughout the entire systems of a number of the largest supermarket accounts of such distributors. The Company's beverages have been received with excitement by the supermarket chains and their customers. During the fall and winter months of 1999, which traditionally represent the slow season for beverages, the number of supermarket units (not including independent grocery accounts) which have authorized the sale of McCoy's beverages has increased to 2,057.

     Haddon House, one of the nation's largest distributors of specialty foods and one of the Company's major distributors, is responsible for more than 25 major chain accounts and 2200 independent supermarkets. Haddon House has received authorization and prime shelf allocation for McCoy's beverages from many of its largest accounts including A&P, Acme, Food Emporium, Super Fresh and Waldbaums as well as from Haddon House's major independent accounts. Most recently, Haddon House has continued its expansion of McCoy's beverage sales along the East Coast by gaining authorizations from supermarket chains such as Winn-Dixie (50 stores) and Lowes Foods (50 stores) in North Carolina and Winn-Dixie (110 stores) in South Carolina.

     Underscoring the growing support of the McCoy's product line and the most recent progress in the Company's distribution efforts, Acosta Sales and Marketing Company, which services supermarket chains in New England and upstate New York, has gained authorizations for the McCoy's beverage line in Stop & Shop (194 stores), Bozzuto's (226 stores), Shaw's and Star Market (114 stores), SUPERVALU (200 stores and key independent accounts), Big Y Foods (43 stores), A&P and Foodmart (65 stores). These accounts are located throughout Connecticut, Massachusetts, New York, New Hampshire, Vermont, and Rhode Island.

     McCoy's beverages are currently authorized, and the launch of McCoy's beverages has occurred, in the supermarket chains in the states or regions indicated through various distributors of the Company as follows: Acme (PA, DE, NJ); Albertson's (FL); A&P (NY, NJ, CT); Big Y Foods (MA, CT); Bozzuto's (New England); Clemons (PA); Food Emporium (NY, NJ); Food Mart (PA); Foodtown (NJ); Genardi's (NJ, PA, DE); Lowes (NC); McCaffrey's (PA); Murphy's (NJ); Pathmark (16 store test in southern NJ and PA); Redners (PA); Seessel's (TN); Shaws (New England); Shop n Bag (PA, NJ, DE); Shop n Save (PA); Shop Rite (NJ, PA); Star Markets (New England); Stop & Shop (New England); Sunshine Markets (FL); Super Fresh (southern NJ); Super Fresh (Balt./Wash.); SUPERVALU (New England, PA); Thriftway (PA); Ukrop's (test in 30% of stores in VA); Waldbaums (Long Island); and Winn-Dixie (NC, SC).

Financing Activities

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

o A Term Note payable to Giltner B. Stevens was entered into in May, 1999. The principal amount of the note is $250,000. Simple interest accrues at an annual rate of 14% and is payable at the note's maturity date of August 30, 1999. In November, the Company exercised its option to extend the maturity date of the note to December 31, 1999, in exchange for the issuance to Mr. Stevens of a warrant to purchase 100,000 shares of common stock at an exercise price of $0.20 per share. Subsequently, payment was not made on the date of maturity. The Company believes that Mr. Stevens engaged in conduct which resulted in damage to the Company. Mr. Stevens filed a motion for summary judgment against the Company, and the Company answered and asserted its counterclaims. The summary judgment motion was granted, and the Company's claims were severed. The Company is preparing to bring an action against Mr. Stevens to assert its claims.

o In November, 1999, the Company issued 30,000 shares of Common Stock to a designee of JMA Capital, L.L.C. ("JMA") in consideration of financial services rendered to the Company by JMA.

Equity

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

     Goodwill

     Goodwill in connection with acquisitions is being amortized on a straight-line basis over a fifteen-year period. Amortization of goodwill charged to operations for the quarters ended December 31, 1999 and December 31, 1998 amounted to $5,000 and $560 respectively. In addition, $932,183 of unamortized goodwill has been written off during the last quarter ended March 31, 1998 as management determined such goodwill was impaired in accordance with Statement of Financial Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." The amount of goodwill impairment was measured based on the projected discounted future operating cash flows compared to the carrying value of goodwill.

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

[4] Inventories

The Company's inventory consists of raw materials, packaging and finished products of $305,783.

[5] Furniture, Fixtures and Equipment and Depreciation

Furniture, fixtures and equipment and accumulated depreciation as of December 31, 1999 are as follows:

Furniture and Fixtures
Total - At Cost                                   300,000
Less:  Accumulated Depreciation                    16,499

  Net                                            $ 13,551
                                                 ========

Depreciation expense for the three months ended December 1, 1999 and 1998 was $10,590 and $9,500, respectively.

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

[7] Stock Options

There was no stock option activity during the quarter ended December 31, 1999.

A summary of stock option activity is as follows:
                                                        Weighted Average
                                                    Number of     Exercise Price
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


                                                               Weighted Average
                                                      Common    Exercise Price
                                                       Stock     Common Stock

Outstanding and Exercisable on March 31, 1998
  Forwarded                                          1,608,000      $0.48

  Granted                                            1,600,000       0.75
  Exercised                                                 --         --
  Forfeited/Expired                                    750,000       0.10
                                                    ----------      -----

  Outstanding on December 31, 1999                  $2,458,333      $0.40
                                                    ==========      =====

  Exercisable on December 31, 1999                  $2,458,333      $0.13
                                                    ==========      =====

The following table summarizes information about stock options outstanding at December 31, 1998. The options issued to consultants to purchase 200,000 shares of common stock at an exercise price of $0.875 have a weighted average remaining contractual life of 6.5 years. All other options expire in 7 to 7.5 years.

                                 Common Stock
                         Exercise Price    Shares

                           $    0.16        850,000
                           $    0.50        300,000
                           $   0.875        500,000
                           $    7.20         58,333
                                          ---------

                           Total          1,708,333

[8] Note Payable



Notes payable as of December 31, 1999 equals $2,084,349 and are as follows:

September 30,
   2000                                     1,286,901
   2001                                       788,965
   2002                                         6,392
   2003                                         2,091
   Thereafter                                      --
                                           ----------

   Total                                   $2,084,349
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

[11] Commitments and Contingencies

[A] Employment Agreements As of April 4, 1996, the Company entered into a five
(5) year employment agreement with Robert Sipper pursuant to which Mr. Sipper serves as the Company's President and Chief Executive Officer. The agreement, which was amended in February, 1997, provides for Mr. Sipper to receive a salary of $150,000 per annum. Pursuant to the Stock Exchange Transaction, which involved a change in control of the Company, Mr. Sipper relinquished his positions as President and CEO of the Company in December, 1998, and became the Company's Chief Operating Officer.

[B] Loan Guarantee/Pledged Inventory - The Company purchased the Post Road brand of ales from Old Marlborough Brewing Co., subject to a lien held by Fleet Bank on the purchased assets which secured a loan made to the former owner of the Post Road brand by Fleet Bank. At the time the Company sold the Post Road brand, it negotiated with Fleet Bank to remove the lien in order to accomplish the sale, but was required to guarantee payment of the outstanding balance of the former owner's loan and to secure the guarantee with a lien on the Company's assets.

[12] Leases

     The Company occupies its premises subject to a noncancelable lease agreement expiring in March 2004. The Company will pay a fixed monthly rent plus real estate taxes.

         Future minimum payments under an operating lease are as follows at December 31, 1999.

               For the Year Ending
                   December 31,                           Amount
          ----------------------------------------------------------------
                       2000                             $120,250
                       2001                              120,250
                       2002                              120,250
                       2003                               60,125
                                                        --------

          Total minimum lease payments                  $420,875
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

Equity

     In March, 2000, in connection with the execution of the exclusive license for all uses, worldwide, of a proprietary composition consisting of an ester (derivative) of Vitamin E combined with a delivery system, the Company issued to the licensor of the technology, a warrant to purchase 200,000 shares of the common stock of the Company at an exercise price of $0.05 per share.

     In March, 2000, in consideration of $165,000, the Company sold five investors an aggregate of 165,000 shares of Common Stock.

Technology Agreements

     In October, the Company formed a strategic alliance with Technology Flavors & Fragrances, Inc. ("TFF"), an international flavor and fragrance development company headquartered in Amityville, New York. The two companies have pooled their resources and expertise to further develop Phlo's proprietary advanced delivery system technology (the "Super-Phlo System") in preparation for the introduction into the marketplace of beverages incorporating the Super-Phlo System. The joint development project between the two companies will also give Phlo the capability to manufacture the Super-Phlo System, in addition to Phlo's exclusive license to include it in all liquid formulations and certain other food products. The top three key members of the scientific team at TFF who will be involved in the further development of the Super-Phlo System and products associated with the Super-Phlo System have, collectively, over 80 years of scientific and manufacturing experience in the flavor industry. TFF currently works with Phlo in the development of flavors for use in Phlo's McCoy's brand of teas, fruit drinks and lemonades.

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







                        . . . . . . . . . . . . . . . . .

Item 2:

PHLO CORPORATION
--------------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

For the three months ended December 31, 1999 compared with the three months ended December 31, 1998.

The following discussion of the Company's financial condition as of December 31, 1999 and results of operations for the nine months ended December 31, 1999 and 1998 includes Phlo Corporation and its subsidiary (collectively, the "Company") and should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this 10-QSB.

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

RESULTS OF OPERATIONS

The Company had a net loss of $1,389,480 for the nine months ended December 31, 1999 as compared to a net loss of $$1,742,605 for the nine months ended December 31, 1998. The loss from operations for the nine months ended December 31, 1999 is primarily slotting fees and the cost of competing in the marketplace while building McCoy's. The Company is focusing on ways to increase its sales without significantly increasing its selling expenses.

The net sales for the Company for the nine months ended December 31, 1999 were $1,279,856 as compared to $857,275 for the nine months ended December 31, 1998. This increase is due to the Company's plan to emphasis supermarket chain sales.

The Company had a gross profit of $356,795 or 27.8%% as compared to a gross profit of $8,247 or 1% for the nine months ended December 31, 1999 and 1998, respectively. The increase in the gross profit is attributable to the continued supermarket activity as well as a higher gross margin.

The Company's selling, general and administrative expenses for the nine months ended December 31, 1999 and 1998 were $1,746,275 and $1,750,852, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The company incurred a net loss for the year ended March 31, 1999 and the period from April 1, 1999 through December 30, 1999 equal to $2,604,001 and $1,389,480, respectively. In addition the Company has a working capital deficit at June 30, 1999 equal to $4,504,405. Management has implemented plans to raise additional capital. During the period from July 1999 to February 2000, the Company raised approximately $1,600,000 in equity and loan transactions. Additionally, the Company has implemented plans to increase beverage sales, especially to chain supermarkets accounts. By December 31, 1999, the number of chain supermarket units that had authorized carrying the McCoy's beverages has increased nearly 400% to 2057 stores at December 31, 1999. Management believes it will be successful in implementing the steps necessary to operate in the normal course of business. However there is no asssurance of this, and, if not successful, the Company would no longer be able to operate as a going concern.

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