Form 10KSB/A
period 1999-03-31
PHLO CORP
filed 2000-04-07
CIK 1012130

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 1 TO
                                  FORM 10-KSB



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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


Issuer's revenues for its most recent fiscal year were $1,153,675.


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

Stock Exchange Transaction


On October 22, 1998, the Company entered into a letter of intent ("Letter Agreement") to acquire a minimum of 80% of the capital stock of a beverage company, X-Treem Products Corporation ("X-Treem"), through an exchange with the shareholders of X-Treem of up to 93% of the issued and outstanding shares of the Company's capital stock as of December 7, 1998, whereby X-Treem would become a subsidiary of the Company (the "Stock Exchange Transaction"). Pursuant to the Stock Exchange Transaction, on December 7, 1998, the Company acquired approximately 68% of the capital stock of X-Treem from the principal shareholders of X-Treem in exchange for approximately 67% of the issued and outstanding shares of the Company's capital stock. This was achieved through the issuance by the Company of an aggregate of 8,000,000 shares of its common stock to the principal stockholders of X-Treem in exchange for shares of their stock of X-Treem. On April 2, 1999 the directors of the Company voted to amend the Letter Agreement by agreeing not to reverse-split Phlo's stock, as initially intended. As a result, by changing the rate at which Phlo exchanged shares with the X-Treem shareholders from 372.29 to 1 to 4,490.30 to 1. The majority of the additional shares that would be issuable under the amended agreement could not be issued because Phlo did not have enough authorized shares to do so. Based on the amended exchange rate, Phlo would be required to issue a total of 156,877,611 common shares to acquire 100% of the outstanding X-Treem common stock and warrants from X-Treem shareholders. As of March 31, 2000, 29,214 shares of X-Treem capital stock representing 97.72% of the total outstanding shares have been exchanged for Phlo shares which have been issued out of authorized shares, or are yet to be issued. The Company is intending on taking the necessary steps to get the shareholder approval and other formalities required by the Delaware and securities laws necessary to authorize additional shares of common stock so the Company will have the ability to accommodate current and future stock issuances. The Company will complete the Stock Exchange Transaction with the holders of the capital stock of X-Treem through the issuance of additional shares of its capital stock to X-Treem shareholders in exchange for additional shares of their capital stock and through the issuance to holders of X-Treem Warrants of warrants to purchase the capital stock of the Company in exchange for their X-Treem Warrants.

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


     On December 22, 1999 the Company notified their transfer agent, American Stock Transfer & Trust Company, that no outstanding shares of preferred stock, including both the Series A and C have been validly issued. The Company is in the process of amending its Certificate of Incorporation to confer on the Board of Directors blank check authority to create series of preferred stock without further shareholder vote. Once this has been accomplished, the Company intends to replace the old Series A and C certificates for replacement shares of preferred stock which are validly issued.


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


     The following discussion of the Company's financial condition as of March 31, 1999, and results of operations for the twelve month periods ended March 31, 1999 and 1998, includes information related to the stock exchange transaction conducted by the Company and the shareholders of X-Treem Products Corporation ("X-Treem") (the "Stock Exchange Transaction"). The acquisition was treated as a recapitalization for accounting purposes since Phlo was deemed a public shell. The historical financial statements for the period ended March 31, 1998, are those of X-Treem. The statement of operations for the twelve months ended March 31, 1999, include the activities of X-Treem for the entire period and the activities of the Company from December 7, 1998 through March 31, 1999.


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

Results of Operations


Sales for the fiscal years ended March 31, 1999 and March 31, 1998 were $1,153,675 and $760,183, respectively. This increase of $393,492 was principally due to higher sales of McCoy beverages equal to approximately $177,000 and sales of applesauce products equal to approximately $176,000.


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


Selling, general and administrative expenses for the fiscal year ended March 31, 1999 and March 31, 1998 were $2,345,564 and $1,377,791, respectively. The increase in fiscal 1999 of approximately $967,773 was due in part to the increase in salary expense, which rose as the total number of personnel increased as a result of the Stock Exchange Transaction. Advertising costs increased as a result of the increase in sales to chain supermarket accounts. Finally, legal costs, primarily related to X-Treem litigation and interest and penalties related to past due payroll obligations, were incurred.


With respect to the upcoming fiscal year ending March 31, 2000, management projects that selling, general and administrative costs will not show the same rate of increase as that which occurred during the fiscal year ended March 31, 1999. Management believes that there will be no additional losses associated with X-Treem.


Other expenses for the fiscal years ended March 31, 1999 and 1998 were $641,559 and $2,828,711, respectively, representing a decrease of approximately $2,187,152. Included within 1998 are write-downs of impaired assets of approximately $843,000 associated with prior acquisitions of the Company, including Riverosa Company, Inc., and the Post Road brand of ales, and a charge equal to $1,064,616 associated with a February 12, 1999 judgment entered against X-Treem. In addition to this judgment there have been other judgments entered against X-Treem. As of March 31, 1999, X-Treem's Statement of Financial Condition reflects an excess of liabilities over assets equal to approximately $3,525,000. Management believes that any current or future claim that may be assessed against X-Treem is adequately provided for within the financial statement. Furthermore, it is likely that the ultimate disposition of the current excess of liabilities over assets will result in the future recognition of accounting income associated with the forgiveness of debt.


Liquidity and Capital Resources


As of March 31, 1999, the Company had a working capital deficit of approximately $3,870,000. Additionally, for the fiscal year ended March 31, 1999, the Company incurred a loss from operations of $2,700,230.


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

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of Phlo Corporation and subsidiaries as of March 31, 1999 and the results of their operations and their cash flows for the years ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company incurred a net loss of $2,700,230 during the year ended March 31,1999, and, as of that date, the Company's current liabilities exceeded its current assets by $3,870,686 and its total liabilities exceeded its total assets by $3,524,909 and there are uncertain conditions that the Company faces. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ Marcum & Kliegman LLP


March 10, 2000
(except for the transaction with X-Treem as to which the date is April 6, 2000)

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                                      CONSOLIDATED BALANCE SHEET

                                                                  March 31, 1999
--------------------------------------------------------------------------------

                                     ASSETS


CURRENT ASSETS
 Cash                                                    $   12,790
 Subscription receivable                                     22,137
 Note receivable                                             58,332
                                                         ----------

       Total Current Assets                                           $   93,259


PROPERTY AND EQUIPMENT, Net                                               25,714



OTHER ASSETS
 Goodwill - net of accumulated amortization of $20,000      440,000
 Security deposits                                           30,063
                                                         ----------


       Total Other Assets                                                470,063
                                                                      ----------


       TOTAL ASSETS                                                   $  589,036
                                                                      ==========



      The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                                      CONSOLIDATED BALANCE SHEET

                                                                  March 31, 1999
--------------------------------------------------------------------------------


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
 Accounts payable                                                   $ 1,292,169
 Accrued expenses and taxes                                           1,881,776
 Current portion of long-term debt                                      790,000
                                                                    -----------

       Total Current Liabilities                                                       $ 3,963,945

OTHER LIABILITIES
 Long-term debt, less current portion                                                      150,000
                                                                                       -----------

       TOTAL LIABILITIES                                                                 4,113,945


COMMITMENTS AND CONTINGENCIES




STOCKHOLDERS' DEFICIENCY
   Preferred stock, 15,000,000 authorized:
   Series A convertible stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding (liquidation preferences $100,000) 50
   Series B non-convertible stock, none issued and outstanding               --
   Series C convertible stock, $0.0001 par value, 3,000,000 shares
      authorized, 212,623 shares subscribed                                  21
 Common stock, $0.0001 par value, 25,000,000 shares
   authorized,  11,333,335 shares issued and outstanding                  1,133
 Common stock, $0.0001 par value, 1,968,728 shares subscribed               197
 Additional paid-in capital                                           2,857,784
 Accumulated deficit                                                 (6,384,094)
                                                                    -----------

       TOTAL STOCKHOLDERS' DEFICIENCY                                                   (3,524,909)
                                                                                       -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIENCY                                                                     $   589,036
                                                                                       ===========



   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                            CONSOLIDATED STATEMENT OF OPERATIONS

                                    For the Years Ended March 31, 1999, and 1998
--------------------------------------------------------------------------------



                                                       1999             1998
                                                   -----------      -----------
SALES                                              $ 1,153,675      $   760,183

COST OF SALES                                          866,782          637,545
                                                   -----------      -----------

       GROSS PROFIT                                    286,893          122,638

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                            2,345,564        1,466,603
                                                   -----------      -----------

       OPERATING LOSS                               (2,058,671)      (1,343,965)
                                                   -----------      -----------

OTHER INCOME (EXPENSES)
 Interest expense                                     (391,216)        (175,055)
 Bad debt expense                                     (169,843)        (260,000)
 Loss on abandoned assets                              (80,500)              --
 Impairment of goodwill                                     --         (843,371)
 Other income                                               --            3,143
 Legal settlement                                           --       (1,064,616)
                                                   -----------      -----------

       TOTAL OTHER EXPENSES                           (641,559)      (2,339,899)
                                                   -----------      -----------

       NET LOSS                                     (2,700,230)     $(3,683,864)
                                                   ===========      ===========

Weighted Average Common Shares Outstanding          11,633,335       11,744,793
                                                   ===========      ===========
Net Loss Per Share (Basic and Diluted)             $     (0.24)     $     (0.31)
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

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------

                                                                                                     Series C
                                            Preferred Stock                Series A               Preferred Stock
                                             of Subsidiary              Preferred Stock              Subscribed
                                      ---------------------------------------------------------------------------------
                                          Shares        Amount        Shares       Amount        Shares       Amount
                                      ---------------------------------------------------------------------------------

Balance - April 7, 1997 (Inception)            0      $      0             0          $ 0             0          $ 0

Issuance of common stock

Issuance of preferred stock                2,247       700,000

Net loss
                                      ---------------------------------------------------------------------------------

Balance - March 31, 1998                   2,247       700,000             0            0             0            0


Recapitalization                          (2,247)     (700,000)      500,000           50

Issuance of Common Stock for
   services at Fair Value


Proceeds from private placement
   offering                                                                                     212,623           21


Exchange by shareholder of debt
     for warrant

Net loss
                                      ---------------------------------------------------------------------------------


Balance - March 31, 1999                     -0-           -0-       500,000          $50       212,623          $21
                                      =================================================================================



                                             Common Stock
                                              Subscribed              Common Stock        Additional
                                      ------------------------------------------------      Paid-in    Accumulated
                                         Shares       Amount       Shares       Amount      Capital       Deficit       Total
                                      -----------------------------------------------------------------------------------------
Balance - April 7, 1997 (Inception)           0       $    0            0      $     0   $        0   $         0   $         0

Issuance of common stock                                              764        5,000                                    5,000

Issuance of preferred stock                                                                                             700,000

Net loss                                                                                               (3,683,864)   (3,683,864)
                                      -----------------------------------------------------------------------------------------

Balance - March 31, 1998                      0            0          764        5,000            0    (3,683,864)   (2,978,864)

Recapitalization -                                             11,305,688      (30,750)     931,530                     200,830

Issuance of common stock for service                               26,883       26,883       (4,083)                     22,800

Proceeds from private placement
   offering                           1,968,728          197                                452,813                     453,031

Exchange by shareholder of debt
   for warrant                                                                            1,477,524                   1,477,524

Net loss                                                                                               (2,700,230)   (2,700,230)
                                      -----------------------------------------------------------------------------------------

Balance - March 31, 1999              1,968,728       $  197   11,333,335      $ 1,133   $2,857,784   $(6,384,094)  $(3,524,909)
                                      =========================================================================================




      The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     For the Years Ended March 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                               1999           1998
                                                           -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                  $(2,700,230)   $(3,683,864)
                                                           -----------    -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Stock-based compensation                                    22,800             --
    Recapitalization                                           200,830             --
    Depreciation  and amortization                              24,286        108,312
    Loss on disposal of equipment                               80,500             --
    Write-off of goodwill                                           --        843,371
    Bad debt expense                                                --        260,000
      Changes in assets and liabilities
      Decrease (increase) in accounts receivable               186,028       (246,028)
      Decrease (increase) in inventory                         271,031       (271,031)
      Decrease (increase) in other current assets              105,000       (105,000)
      Increase in security deposits                            (29,688)          (375)
      Increase in accounts payable                             817,997        474,172
      Increase in accrued expenses and taxes                   494,150      1,387,626
                                                           -----------    -----------

       TOTAL ADJUSTMENTS                                     2,172,934      2,451,047
                                                           -----------    -----------

       NET CASH USED IN OPERATING ACTIVITIES                  (527,296)    (1,232,817)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of goodwill                                      (60,000)    (1,332,183)
  Issuance of notes receivable                                 (58,332)      (200,000)
  Purchase of furniture and equipment                               --       (130,000)
                                                           -----------    -----------

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (118,332)    (1,662,183)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt                                  227,524      2,190,000
 Proceeds from issuance of capital stock                       430,894        705,000
                                                           -----------    -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES           $   658,418    $ 2,895,000
                                                           -----------    -----------


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




          On December 7, 1998, the Company issued 8,000,000 shares of its common stock in exchange for 68% of the equity interest in X-Treem. This reverse acquisition was treated as a recapitalization.

          On June 30, 1998, a stockholder of X-Treem exchanged $1,477,524 of debt for warrant to purchase 873 shares of X-Treem common stock. This exchange was treated as a contribution to capital.


      The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Basis of Presentation


     On October 22, 1998, Phlo Corporation (formerly known as Perry's Majestic Beer, Inc.), a Delaware corporation, ("Phlo") entered into a letter of intent to acquire a minimum of 80% of the capital stock of a beverage company, X-Treem Products Corporation ("X-Treem") through the exchange of up to 93% of the issued and outstanding shares of Phlo's common stock (the "Letter Agreement"). On December 7, 1998, Phlo acquired approximately 68% interest in X-Treem's common stock in exchange for 8,000,000 shares of Phlo's common stock (the "Acquisition"). This stock exchange transaction was treated as a recapitalization for accounting purposes since Phlo was deemed a public shell. The historical financial statements prior to December 7, 1998 were those of X-Treem. On June 10, 1999, Perry's Majestic Beer, Inc. changed its name to Phlo Corporation (the "Company").

     On April 2, 1999 the directors of the Company voted to amend the Letter Agreement by agreeing not to reverse-split Phlo's stock, as initially intended as a result, by changing the rate at which Phlo exchanged shares with the X-treem shareholders from 372.29 to 1 to 4,490.30 to 1. The majority of the additional shares that would be issuable under the amended agreement could not be issued because Phlo did not have enough authorized shares to do so. Based on the amended exchange rate, Phlo would be required to issue a total of 156,877,611 common shares to acquire 100% of the outstanding X-treem stock and warrants from X-treem shareholders. As of March 31, 2000, 29,214 shares of X-treem capital stock representing 97.72% of the total outstanding shares have been exchanged for Phlo shares which have been issued out of authorized shares, in excess of authorized shares or promised to be issued once Phlo has increased the amount of authorized shares.

     On June 1, 1999, 281,866 shares of the Series C Convertible Preferred Stock (the "Series C Preferred") were issued to X-Treem shareholders along with 2,608,316 of Phlo common stock in exchange for tendering their common shares. In addition, 731,683 shares of Series C Preferred and 6,770,835 shares of common stock was also issued to three shareholders who had previously tendered their shares prior to the amendment to the Letter Agreement. These share issuances were intended as a partial issuance until there were more authorized shares to satisfy the total exchange. When sufficient shares are authorized and the exchange completed, all former X-Treem shareholders will have received Phlo shares on a pro rata basis.

     In addition, subsequent to balance sheet date, as disclosed above and in
     Note 11, the Company has issued additional shares of common stock which, after taking into consideration the total outstanding stock warrants and options, would, if such warrants and options were fully exercised, cause the overall outstanding shares to exceed the 25,000,000 shares the Company presently has authorized. As of March 31, 2000 there are currently 24,328,255 common shares issued and outstanding. In addition, options and warrants to purchase 2,438,333 and 6,342,092 shares of common stock are also outstanding (respectively).

     On December 22, 1999 the Company notified their transfer agent, American Stock Transfer & Trust Company, that no outstanding shares of preferred stock, including both the Series A and C have been validly issued. The Company is in the process of amending its Certificate of Incorporation to confer on the Board of Directors blank check authority to create Series A Preferred Stock without further shareholder vote. Once this has been accomplished, the Company intends to replace the old Series A and C certificates for replacement shares of preferred stock which are validly issued.

     The Company is required by both Delaware and Securities law and is therefore presently taking the necessary steps to get the shareholder approval and other formalities necessary to authorize additional shares of common stock so the Company can satisfy its requirements to meet commitments to issue stock and have the ability to accommodate current and future stock issuances.



NOTE 2 - Organization and Nature of Business


     Phlo was formed in December 1995 and is located in New York, New York. Phlo has completed its transformation from a microbrew beer company to a technology company, which is using the high-volume chain-store segment of the non-alcoholic beverage industry to commercialize its technology.


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

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 3 - Summary of Significant Accounting Policies

     Basis of Reporting



     Principles of Consolidation


     The consolidated financial statements include the accounts of the Company and its subsidiaries, Quigley and X-Treem, collectively referred to as the "Company and subsidiaries". All significant inter-company transactions and balances have been eliminated in consolidation.




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

     Goodwill


     Goodwill in connection with acquisitions is being amortized on a straight-line basis over a fifteen-year period. Amortization of goodwill charged to operations for the years ended March 31, 1999 and March 31, 1998 amounted to $20,000 and $88,812 respectively. In addition, $843,371 of unamortized goodwill has been written off during the last quarter ended March 31, 1998 as management determined such goodwill was impaired in accordance with Statement of Financial Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." The amount of goodwill impairment was measured based on the projected discounted future operating cash flows compared to the carrying value of goodwill.

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

     Depreciation and Amortization


     The cost of furniture and equipment is depreciated using the straight-line method over five years.


     Revenue Recognition

     Revenue is recognized at the time products are shipped and title passes.

     Income Taxes

     Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - Summary of Significant Accounting Policies, continued

     Fair Value of Financial Instruments


     The financial instruments of the Company are reported in the consolidated balance sheet at market or fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments.


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

     Net (Loss) Per Share


     The Company adopted the provision of SFAS No. 128, "Earnings per Share". Basic EPS is computed by dividing income (losses) available to common stockholders by the weighted-average number of common shares outstanding for the period adjusted retroactively to April 1, 1997 for the shares issued in the recapitalization. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents have been excluded from the calculation of diluted EPS for 1999 and 1998, as such inclusion is anti-dilutive.


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

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - Summary of Significant Accounting Policies, continued

     Comprehensive Income, continued


     The adoption of this standard in fiscal 1999 did not have any impact on the financial statements.


     Reporting of Segments


     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997, with reclassification of earlier periods required for comparative purposes. The Company has determined that under SFAS No. 131, it operates in one segment of business and its customers and operations are within the United States.


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

NOTE 4 - Going Concern


     As shown in the accompanying financial statements, the Company incurred a net loss of $2,700,230 during the year ended March 31, 1999. As of March 31, 1999, the Company's current liabilities exceeded its current assets by $3,870,686 and its total liabilities exceeds its total assets by $3,524,909. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue through the expansion of its McCoy product lines.


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


     As of March 31, 1999, the Company estimated the available NOL carryforwards to be approximately $6,500,000 and the Company's total deferred tax assets relating to the carryforwards amounted to approximately $2,615,000. The Company has a valuation allowance for the full assessment of the deferred tax assets at March 31, 1999 as management does not believe it is more likely than not that the valuation of the asset is recoverable.

     Further, the Company has not filed any federal, state or local income or franchise tax returns. Such failure may have a material adverse effect on the amount of any net operating loss carryforwards and may subject the Company to fines.


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

     Options Granted Separate from the Stock Option Plan

     In connection with an initial public offering, the Company granted to its underwriter in July 1996 an option to purchase 58,333 shares of common stock at a purchase price of $7.20 per share exercisable commencing July 1997 and expiring July 2001.

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


     In December 1998, the Company issued options to purchase 850,000 shares of its common stock to two officers in exchange for the return of 450,000 shares of common stock from these officers. These options have an exercise price of $0.05 per share and expire in December 2003 (see note 8).


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

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - Stock Options

     Options Granted Separate from the Stock Option Plan, continued

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The weighted-average fair value of options granted was $.21 per share. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended March 31, 1999:

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information for the year ended March 31, 1999 is as follows:


     Net Loss - As reported                                        $(2,700,230)
     Net Loss - Pro forma                                          $(2,742,730)

     Pro forma net loss per share:
                   - Basic                                              $(0.24)
                   - Diluted                                            $(0.24)


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


     On December 7, 1998, Phlo issued 8,000,000 shares of its common stock to three shareholders of X-Treem in exchange for 68% equity interest of X-Treem (see Note 1).

     Exchange of Debt for Warrant by a stockholder

     On June 30, 1998, a note payable along with related interest in the total amount of $1,477,524 was exchanged for a warrant by a stockholder. The holder of the warrant is entitled to purchase of 893 shares of the common stock of X-Treem at an exercise price of $0.50 per share. In connection with the Acquisition, this warrant can be converted into warrant to purchase of Phlo's common stock.


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


     Series B Non-Convertible Preferred Stock

     At March 31, 1999, none of Series B Non-Convertible Preferred Stock ("Series B Preferred") was issued and outstanding. The Series B Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series B Preferred is subject to certain redemption and liquidation provisions, as defined.

     Series C Convertible Preferred Stock


     At March 31, 1999, none of Series C preferred was issued and outstanding and 212,623 shares were subscribed in connection with the private placement offering (see below). The Series C Preferred is subject to certain conversion, redemption and liquidation provisions, as defined. In addition, each share of Series C Preferred is convertible to 100 shares of the Company's common stock.

     The Company is intending on taking the necessary steps to get the shareholder approval and other formalities required by the Delaware law necessary to authorize additional shares of common stock so the Company will have the ability to accommodate current and future stock issues.


     Private Placement Offering


     On March 30, 1999, the Company completed the sale, as part of a private placement offering, of 984,364 units of securities for an aggregate purchase price of $0.46 per unit. Each unit consists of two shares of the common stock, par value $0.0001, 0.216 of a share of the Series C Preferred and the right to purchase additional one (1) share of the common stock and
     0.108 of additional share of Series C Preferred. Total proceeds from the sale of these units amounted to $453,031. Of the total proceeds, $430,894 was received prior to March 31, 1999 and the remaining balance of $22,137 was received shortly subsequent to March 31, 1999. As of March 31, 1999, such common stock, Series C Preferred and warrants have not been issued. Accordingly, these common stock and Series C Preferred are presented as shares subscribed but not yet issued on the accompanying balance sheet.

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



     Payroll Taxes

     The Company has unpaid payroll taxes since the fourth quarter 1997. The Company is in the process of filing all unfiled returns and has accrued estimated penalties and interest of $125,000.

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

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11 - Subsequent Event, continued


2) In June 1999, a bridge loan payable in the principal amount of $104,000 with simple interest accruing at an annual rate of 10% and is payable at the note's maturity date of December 31, 2000. In consideration of this loan and two prior bridge loans, the Company has agreed to issue shares of the Company's common and convertible preferred stock to the holder representing approximately 200,000 shares of common stock on a fully converted basis.


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

C)   Equity


1) In April and May, 1999, in consideration for $80,000, the Company sold to four investors units representing an aggregate of 173,913 shares of Common Stock and 18,782 shares of Series C Preferred. All of the shares of Stock and no shares of the Series C Preferred issuable in connection with this transaction have been issued as of March 15, 2000 (See Note 1).

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     NOTE 16 - Subsequent Event, continued


2) In June 1999, in consideration for $500,000, the Company sold to an institutional investor 2,312,872 shares of Common Stock and 238,051.5 shares of Series C Preferred. All of the Common Stock and none of shares of the Series C Preferred have been issued as of March 15, 2000 (See Note 1).



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