Form 10QSB/A
period 1999-06-30
PHLO CORP
filed 2000-05-03
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------
                               Amendment No. 1 to
                                   FORM 10-QSB

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

                           Yes  _X_      No ___


   The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999 was 16,958,305.

PHLO CORPORATION AND SUBSIDIARIES
(FORMERLY PERRY'S MAJESTIC BEER, INC.)

INDEX
------------------------------------------------------------------------------


                                                                    Page to Page
Item 1.  Financial Statements

   Consolidated Balance Sheet as of June 30, 1999
   [Unaudited] .........................................................   1-2

   Consolidated Statements of Operations for the three months
   ended June 30, 1999 and 1998 [Unaudited] ............................    3

   Consolidated Statement of Cash Flows [Unaudited] ....................   4-5

   Notes to Consolidated Financial Statements [Unaudited] ..............   6-22

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations ...........................  23-24

Signature ..............................................................    25

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                          CONSOLIDATED BALANCE SHEET [Unaudited]

                                                         June 30, 1999
--------------------------------------------------------------------------------



                                     ASSETS

                                                                1999
                                                             ----------

CURRENT ASSETS
 Cash                                                        $   50,556
 Accounts receivable, net                                       173,351
 Inventory                                                      263,176
 Note receivable                                                 46,665
 Other current assets                                                --
                                                             ----------


       Total Current Assets                                     533,748
                                                             ----------


PROPERTY AND EQUIPMENT, Net                                      19,871
                                                             ----------


OTHER ASSETS
 Goodwill - net of accumulated amortization of $30,000          430,000
 Security deposits                                               30,063
                                                             ----------


       Total Other Assets                                       460,063
                                                             ----------


       TOTAL ASSETS                                          $1,013,682
                                                             ==========



   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                          CONSOLIDATED BALANCE SHEET [Unaudited]

                                                         June 30, 1999
--------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                                          1999
                                                                      -----------
CURRENT LIABILITIES
 Accounts payable                                                     $ 1,317,776
 Accrued expenses and taxes                                             2,059,946
 Current portion of long-term debt                                      1,144,000
                                                                      -----------

       Total Current Liabilities                                        4,521,722

OTHER LIABILITIES
 Long-term debt, less current portion                                     150,000
                                                                      -----------

       TOTAL LIABILITIES                                                4,671,722

STOCKHOLDERS' DEFICIENCY Preferred stock, 15,000,000 authorized:
   Series A convertible stock, $0.0001 par value, 500,000 shares
    issued and outstanding (liquidation preferences $100,000)                  50
   Preferred stock, no par value, 20,000 shares Series A
    convertible preferred stock authorized, 2,247 shares issued
    and outstanding                                                            --
   Series B  non-convertible  stock,  none  issued and  outstanding            --
   Series C  convertible stock, $0.0001 par value, 3,000,000
    shares authorized, 469,457 subscribed                                      47
 Common stock, $0.0001 par value, 25,000,000 shares and
  60,000 authorized, 11,707,248 outstanding                                 1,170
 Common stock, $0.0001 par value, 4,281,600 shares subscribed                 428
 Additional paid in capital                                             3,437,510
 Accumulated deficit                                                   (7,097,245)
                                                                      -----------

       TOTAL STOCKHOLDERS' DEFICIENCY                                  (3,658,040)
                                                                      -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIENCY                                                    $ 1,013,682
                                                                      ===========


   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                               CONSOLIDATED STATEMENTS OF OPERATIONS [Unaudited]

                              For the Three Months Ended June 30, 1999, and 1998
--------------------------------------------------------------------------------

                                                      1999               1998
                                                  ------------     ------------

SALES                                             $    461,709     $    435,509

COST OF SALES                                          299,903          344,826
                                                  ------------     ------------

       GROSS PROFIT                                    161,806           90,683

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                              841,822          630,076
                                                  ------------     ------------

       OPERATING LOSS                                 (680,016)        (539,393)
                                                  ------------     ------------

OTHER INCOME (EXPENSES)
 Interest expense                                      (33,135)         (23,075)
 Loss on abandoned assets                                   --          (80,500)
                                                  ------------     ------------

       TOTAL OTHER EXPENSES                            (33,135)        (103,575)
                                                  ------------     ------------

       NET LOSS                                   $   (713,151)    $   (642,968)
                                                  ============     ============

Weighted Average Common Shares Outstanding          14,645,456       11,306,452
                                                  ============     ============

Net Loss Per Share (Basic and Diluted)            $      (0.05)    $      (0.06)
                                                  ============     ============


      The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                               CONSOLIDATED STATEMENTS OF CASH FLOWS [Unaudited]

                               For the Three Months Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                        1999           1998
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                           $  (713,151)    $  (642,968)
                                                    -----------     -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                        15,843          (3,206)
    Loss on disposal of equipment                            --          80,500
    Decrease (increase) in accounts receivable         (173,351)        (83,228)
    Decrease (increase) in inventory                   (263,176)          8,804
    Decrease (increase) in other current assets          33,804         105,000
    Increase in security deposits                            --             375
    Increase in accounts payable                         25,607         207,293
    Increase in accrued expenses and taxes              178,170          77,349
    Increase (decrease) in current portion of
      long term debt                                    354,000              --
                                                    -----------     -----------

       TOTAL ADJUSTMENTS                                170,897         392,887
                                                    -----------     -----------

       NET CASH (USED) GENERATED FROM OPERATIONS       (542,254)       (250,081)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock                 580,020         227,524
                                                    -----------     -----------

       NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                 $   580,020     $   227,524
                                                    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS [Unaudited], Continued

                               For the Three Months Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                 1999            1998
                                               -------         --------

       NET CHANGES IN CASH                     $37,766         $(22,557)

CASH - Beginning                                12,790          (22,557)
                                               -------          -------
CASH - Ending                                  $50,556         $(22,557)
                                               =======         ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Non-cash investing and financing activities:

     On December 7, 1998, the Company issued 8,000,000 shares of its common stock in exchange for 68% of the equity interest in X-Treem. This transaction was treated as a recapitalization.

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

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 1 - Basis of Presentation

     On October 22, 1998, Phlo Corporation (formerly known as Perry's Majestic Beer, Inc.), a Delaware corporation, ("Phlo") entered into a letter of intent to acquire a minimum of 80% of the capital stock of a beverage company, X-Treem Products Corporation ("X-Treem") through the exchange of up to 93% of the issued and outstanding shares of Phlo's common stock, (the "Letter Agreement"). On December 7, 1998, Phlo acquired approximately 68% interest in X-Treem's common stock in exchange for 8,000,000 shares of Phlo's common stock (the "stock exchange transaction"). The stock exchange transaction was treated as a recapitalization for accounting purposes since Phlo was deemed a public shell. The historical financial statements prior to December 7, 1998 were those of X-Treem. On June 10, 1999, Perry's Majestic Beer, Inc. changed its name to Phlo Corporation (the "Company").

     On April 2, 1999 the directors of the Company voted to amend the Letter Agreement by agreeing not to reverse-split Phlo's stock, as initially intended, and as a result, changed the rate at which Phlo exchanged shares with the X-Treem shareholders from 372.29 to 1 to 4,490.30 to 1. The majority of the additional shares that would be issuable under the amended agreement could not be issued because Phlo did not have enough authorized shares to do so. Based on the amended exchange rate, Phlo would be required to issue a total of 156,877,611 common shares to acquire 100% of the outstanding X-Treem capital stock and warrants from X-Treem shareholders. As of March 31, 2000, 29,214 shares of X-treem capital stock representing 97.72% of the total outstanding shares have been exchanged for Phlo shares which have been issued out of authorized shares, or are yet to be issued.

     On June 1, 1999, 281,866 shares of the Series C Convertible Preferred Stock (the "Series C Preferred") were issued to X-Treem shareholders along with 2,608,316 of Phlo common stock in exchange for tendering their common shares. In addition, 731,683 shares of Series C Preferred and 6,770,835 shares of common stock were also issued to three shareholders who had previously tendered their shares prior to the amendment to the Letter Agreement. These share issuances were intended as a partial issuance until there were more authorized shares to satisfy the total exchange. When sufficient shares are authorized and the exchange completed, all former X-Treem shareholders who participated in the exchange transaction will have received Phlo shares on a pro rata basis.

     In addition,  subsequent to balance  sheet date, as disclosed  above and in
     Note 11, the Company has issued additional shares of common stock which, after taking into consideration the total outstanding stock warrants and options, would, if such warrants and options were fully exercised, cause the overall outstanding shares of common stock to exceed the 25,000,000 shares of common stock the Company presently has authorized. As of March 31, 2000 there are currently 24,328,255 common shares issued and outstanding.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 1 - Basis of Presentation, continued

     In addition, options and warrants to purchase 2,438,333 and 6,342,092 shares of common stock are also outstanding (respectively).

     On December 22, 1999 the Company notified their transfer agent, American Stock Transfer & Trust Company, that no outstanding shares of preferred stock, including both the Series A and C have been validly issued. The Company is in the process of amending its Certificate of Incorporation to confer on the Board of Directors blank check authority to create classes and series of Preferred Stock without further shareholder vote. Once this has been accomplished, the Company intends to replace the old Series A and C certificates with replacement shares of preferred stock which are validly issued.

     The Company is required by both Delaware and U. S. Securities law, and is therefore presently taking the necessary steps, to authorize additional shares of common stock so the Company can satisfy its requirements to meet commitments to issue stock and have the ability to accommodate current and future stock issues.

NOTE 2 - Organization and Nature of Business

     Phlo was formed in December 1995 and is located in New York, New York. Phlo has completed its transformation from a microbrew beer company to a technology company, which is using the high-volume chain-store segment of the non-alcoholic beverage industry to commercialize its technology.

     X-Treem, a Delaware corporation, was formed on April 11, 1997, was formerly engaged in producing and marketing new-age beverage lines, including primarily the McCoy's line of fruit drinks, lemonades and ready-to-drink iced teas. X-Treem acquired raw materials, intellectual property, distribution contracts and assumed certain liabilities of a beverage company as part of its formation.


NOTE 3 - Summary of Significant Accounting Policies

     Basis of Reporting

     The accompanying audited financial statements have been prepared in accordance with generally accepted accounting principles.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, X-Treem, collectively referred to as the "Company and subsidiaries". All significant inter-company transactions and balances have been eliminated in consolidation.

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

     Goodwill

     Goodwill in connection with acquisitions is being amortized on a straight-line basis over a fifteen-year period. Amortization of goodwill charged to operations for the three months ended June 30, 1999 amounted to $10,000.

     Inventories

     Inventories are stated at the lower of cost or market. Costs, which include purchases, freight and packaging, raw materials, packing fees and finished products, are determined on the first-in, first-out basis. Inventory at June 30, 1999 was $263,176.

     Advertising Expense

     Advertising costs are expensed as incurred during the period.

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

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued

     Depreciation and Amortization

     The cost of furniture and equipment is depreciated under the straight-line method over five years.

     Revenue Recognition

     Revenue is recognized at the time products are shipped and title passes

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

     Fair Value of Financial Instruments

     The financial instruments of the Company are reported in the consolidated balance sheets at market or fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments.

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

     Stock Issued to Employees

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" on April 1, 1996 for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25,
     "Accounting  for  Stock  Issued  to  Employees"  for  financial   reporting
     purposes.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued

     Net (Loss) Per Share

     The Company adopted the provision of SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (losses) available to common stockholders by the weighted-average number of common shares outstanding for the period adjusted retroactively for the shares issued in the recapitalization. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents have been excluded from the calculation of diluted EPS for 1999 and 1998, as such inclusion is anti-dilutive.

     Comprehensive Income

     In 1997, the FASB issued the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same preeminence as other financial statements. The Company adopted this standard in fiscal 1999 and the implementation of this standard did not have any impact on its financial statements.

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

     Accounting Developments

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ASEC of AICPA") issued
     Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Effective for fiscal years beginning after December 15, 1998, SOP No. 98-1 requires that certain costs of computer software developed or obtained for internal use be continued capitalized and amortized over the useful life of the related software. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued

     In April 1998, the ASEC of AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities". Effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999, which has been deferred to June 30, 2000 by publishing of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

NOTE 4 - Going Concern

     As shown in the accompanying financial statements, the Company incurred a net loss of $713,151 during the three months ended June 30, 1999. As of June 30, 1999, the Company's current liabilities exceeded its current assets by $3,987,974, and its total liabilities exceeds its total assets by $3,658,040. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing, generating sufficient revenue through the expansion of its beverage lines, and/or the sublicensing of its exclusively licensed technologies in exchange for sub-licensing fees and royalties.

     Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2000 and beyond. Among the actions taken, the Company anticipates generating more revenue through the expansion of its McCoy's beverage line, raising of additional funds through private placement offerings of its securities and utilization of public securities markets and generating licensing fees. No assurance can be made that the management will be successful in achieving its plan.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 5 - Property and Equipment

     Property and equipment consists of the following at June 30, 1999:

                                                  1999
                                                ---------

     Furniture and fixtures                     $  30,000
     Less: Accumulated depreciation               (10,129)
                                                ---------

            Net                                 $  19,871
                                                =========


     Depreciation expense for the three months ended June 30, 1999 was $5,843.

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

     As of June 30, 1999, the Company estimated the available NOL carryforwards to be approximately $7,213,000 and the Company's total deferred tax assets relating to the carryforwards amounted to approximately $2,885,000. The Company has a valuation allowance for the full assessment of the deferred tax assets at June 30, 1999 as management does not believe it is more likely than not that the valuation of the asset is recoverable.

     Further, the Company is not current in the filings of Federal, state or local income or franchise tax returns. This may have a material adverse effect on the amount of any net operating loss carryforwards and may subject the Company to fines.

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

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 7 - Stock Options, continued

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

        In July 1998, in connection with the acquisition of Leroux Creek applesauce brand, the Company granted options to purchase of 750,000 shares of its common stock to Leroux Creek and a former stockholder of Leroux Creek with an exercise price of $0.10 per share. None of these options were issued and the Company has been relieved from such issuance by agreement of all parties in June 1999 (see Note 11).

        In December 1998, the Company issued a combined total of options to purchase 850,000 shares of its common stock to two officers in exchange for the return of 450,000 shares of common stock from these officers. These options have exercise price of $0.05 per share and expire in December 2003 (See Note 8).

        A summary of stock option activity is as follows:

                                                                Weighted Average
                                                      Number      Exercise Price
                                                    of Options     Common Stock
                                                    ----------        -----

     Balance - April 1, 1997                           58,333         $7.20

     Options granted                                1,550,000          0.46
     Options exercised                                     --
     Options cancelled                                     --
                                                    ---------

     Balance - March 31, 1998                       1,608,333          0.48

     Option granted                                 1,600,000          0.75
     Option cancelled                                      --
     Option exercised                                      --
                                                    ---------

     Balance - March 31, 1999                       3,208,333         $0.57

     Balance - June 30, 1999                        3,208,333         $0.57
                                                    =========

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 7 - Stock Options, continued

     Options Granted Separate from the Stock Option Plan,  continued

     The options issued to officers, directors and employees expire in five (5) to ten (10) years and may be exercised at anytime. The options issued to consultants to purchase 200,000 shares of its common stock, at an exercise price of $0.875, have a weighted average remaining contractual life of 7.25 years.

     Pro forma  information  regarding  net  income  and  earnings  per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The weighted-average fair value of options granted was $0.21 per share. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended June 30, 1999:

                                     ASSUMPTIONS
     ---------------------------------------------------------------------------

     Risk-free rate                                                  4.43%
     Dividend yield                                                     --
     Volatility factor of the expected market price                  1.517
     Average life                                                  5 Years

     The  Black-Scholes   option  valuation  model  was  developed  for  use  in
     estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require that input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information for the three months ended June 30, 1999 is as follows:

      Net Loss - As reported                                          $(713,151)
      Net Loss - Pro forma                                             (693,151)

      Pro forma net loss per share:
                    - Basic                                              $(0.05)
                    - Diluted                                            $(0.05)

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

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

     On December 7, 1998, Phlo issued 8,000,000 shares of its common stock to three shareholders of X-Treem pursuant to a stock exchange transaction and obtained a 68% equity interest of X-Treem (see Note 1).

     Exchange of Debt for Warrant by a Stockholder

     On June 30, 1998, a note payable along with related interest in the total amount of $1,477,524 was exchanged for a warrant by a stockholder. The holder of the warrant is entitled to purchase of 893 shares of the common stock of X-Treem at an exercise price of $0.50 per share. In connection with the stock exchange transaction, this warrant can be converted into a warrant to purchase shares of Phlo's common stock.

     Preferred Stock

     The Company has 15,000,000 shares of preferred stock, $0.001 par value, authorized.

     Series A Convertible Preferred Stock

     At June 30, 1999, the Company has 500,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") issued and outstanding. The Series A Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series A Preferred is subject to certain conversion, redemption and liquidation provisions, as defined.

     Series B Non-Convertible Preferred Stock

     At June 30, 1999, none of the Series B Non-Convertible Preferred Stock ("Series B Preferred") was issued and outstanding. The Series B Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series B Preferred is subject to certain, redemption and liquidation provisions, as defined.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 8 - Stockholders' Equity, continued

     Series C Convertible Preferred Stock

     At June 30, 1999, none of the Series C Convertible Preferred Stock ("Series C Preferred") was issued and outstanding and 469,457 shares were subscribed in connection with the private placement offering (see below) and private offerings during the quarter, April 1999 to June 1999. The Series C
     Preferred is subject to certain conversion, redemption and liquidation provisions, as defined. In addition, each share of the Series C Preferred is convertible into 100 shares of the Company's common stock.

     The Company is intending on taking the necessary steps to authorize additional shares of common stock so the Company will have the ability to accommodate current and future stock issues.

     Private Placement Offering

     On March 30, 1999, the Company completed the sale, as part of a private placement offering, of 984,364 units of securities for an aggregate purchase price of $0.46 per unit. Each unit consists of two shares of the common stock, par value $0.0001, 0.216 of a share of the Series C Preferred and the right to purchase additional one (1) share of the common stock and
     0.108 of additional share of Series C Preferred. Total proceeds from the sale of these units amounted to $453,031. Of the total proceeds, $430,894 was received prior to March 31, 1999 and the remaining balance of $22,137 was received shortly subsequent to March 31, 1999. As of June 30, 1999, such common stock, Series C Preferred and rights have not been issued. Accordingly, these common stock and Series C Preferred are presented as shares subscribed but not yet issued on the accompanying balance sheet.


NOTE 9 - Long-Term Debt

     Long-term debt as of June 30, 1999 consists of the following:

                                                            1999
                                                         ----------
     Note payable  with  interest at 10% per annum.
     This note was  converted to equity in 1999.         $       --

     Term note payable with interest due monthly
     at a rate of 12% per annum. The note matured
     on March 31, 1998 when principal and unpaid
     interest was due. The note is currently in
     default. No action has been taken or threatened
     against the Company to enforce the note. The
     Company continues to accrue interest on this note.     600,000
                                                         ----------

          Balance (forward)                              $  600,000
                                                         ----------

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 9 - Long-Term Debt, continued

                                                            1999
                                                         ----------

                    Balance (forward)                    $  600,000

     Term note payable with interest at a rate of 12%
     per annum. Principal and accrued interest are
     payable at the note's maturity date on
     February 12, 2001.  The Company continues to
     accrue interest on this note.                           50,000

     Note payable with principal plus an interest
     payment of $10,000 are payable at the note's
     maturity on June 27, 1997. The note provides for
     a penalty interest at a rate of $1,250 per week
     after maturity. The holder of the note has
     initiated an action to enforce the note. The
     Company continues to accrue interest on this note.     100,000

     Note payable with interest at a rate of 12% per
     annum. Principal and interest are payable at the
     note's maturity date on November 24, 2000. The
     Company continues to accrue interest on this note.     100,000

     Note payable with principal plus an interest
     payment of $5,000 were payable at the loan's
     maturity date on March 31, 1998. The parties
     agreed to convert this debt into equity, however,
     this conversion has not taken place to date, and
     therefore, the note is in default. The Company
     continues to accrue interest on this note. The
     holder has agreed informally to extend the date
     of maturity in order to consummate the
     conversion.                                             45,000

     Note payable with principal plus an interest
     payment of $5,000 was payable on the note's
     maturity date on March 30, 1998. The parties
     agreed to revise the terms of the note to provide
     for an increase in interest payable from $5,000
     to $10,000 and a maturity date of December 31,
     1998 The note is currently in default. No action
     has been taken or threatened against the Company
     to enforce the note. The Company continues to
     accrue interest on this note.                           45,000

     Term note payable was entered into. Simple interest
     accrues at an annual rate of 14% and is payable at
     the note's maturity date of August 30, 1999. The
     Company exercised its option to extend the maturity
     date of the note to December 31, 1999, in exchange
     for the issuance to the holder of warrants to
     purchase 200,000 shares of common stock at an
     exercise price of $0.20 per share.  Payment was not
     made on the date of maturity.  The Company believes
     that the holder engaged in intentional conduct
     which resulted in damage to the Company.  The holder
     filed a motion for summary judgment against the
     Company, and the Company answered and asserted its
     counterclaims.  On March 7, 2000, the summary
     judgment motion was granted, and the Company's
     claims were severed.  The Company is preparing to
     bring an action against the holder to assert its
     claims.                                                250,000

     Bridge loan payable in the principal amount of
     $104,000 with simple interest accruing at an annual
     rate of 10% which is payable at the note's maturity
     date of December 31, 2000. In consideration of this
     loan and two prior bridge loans, the Company has
     agreed to issue shares of the Company's common and
     convertible preferred stock to the holder
     representing approximately 200,000 shares of common
     stock on a fully converted basis.                      104,000
                                                         ----------

           Total Long-Term Debt                           1,294,000

     Less: Current Portion                                1,144,000
                                                         ----------

     Long-Term Debt, net of current portion              $  150,000
                                                         ==========

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 10 - Commitments and Contingencies

     Employment Agreements

     The Company has one employment agreement with an executive of the Company that expires in the year 2001. The annual commitments for compensation are approximately $150,000 each year.

     Loan Guarantee

     The Company is a guarantor of loan obtained by an unrelated party in connection with a purchase agreement. In addition, payments of the loan are secured by the Company's assets. The total outstanding balance of the loan at March 31, 1999 was approximately $65,000.

     Licensing Agreement

     On December 5, 1998, the Company entered into an agreement to exclusively license an advanced delivery technology and the related trademarks for use in the development, manufacture, marketing, distribution and sale of products incorporating the delivery system in the United States and Canada for $70,000. The Company paid $60,000 during the year ended March 31, 1999 and additional $10,000 was paid subsequent to the year-end. In addition, the Company is required to pay royalty fee of 2.5% of net sales of the products, as defined.

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

     Related Party Transactions

     On December 1, 1998, Phlo entered into a license agreement with X-Treem, whereby X-Treem granted to Phlo the exclusive right and license to use the names and marks of the McCoy products, including but not limited to the right and license to manufacture and sell such products (the "Name and Marks") for $100,000. In addition, X-Treem also granted to Phlo an option to purchase the Name and Marks for $300,000. The option will expire on December 31, 2001. On December 23, 1998, after the stock exchange transaction as discussed in Note 1, Phlo exercised the option and issued to X-Treem a promissory note of $300,000 with interest at 10% per annum. This exercise of the option was treated as a related party transaction and has been eliminated in the consolidation.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 10 - Commitments and Contingencies, continued

     Payroll Taxes

     The Company has unpaid payroll taxes since the fourth quarter 1997. The Company is in the process of filing all unfilled returns and has accrued estimated penalties and interest of $125,000.

     Late Filings

     Pror to this filing the Company had not filed certain quarterly and annual reports with the Securities and Exchange Commission. Management believes that the previously late filings will not have a material adverse effect on the financial position of the company

     Leases

     The Company occupies its premises subject to a noncancelable lease agreement expiring in March 2004. The Company will pay a fixed monthly rent plus real estate taxes.

     Future minimum payments under an operating lease are as follows at June 30, 1999.


                   2000                      $120,250
                   2001                       120,250
                   2002                       120,250
                   2003                       120,250
                                             --------

                            Total            $481,000
                                             ========


     Rent expense for the three months ended June 30, 1999 was $30,063. In connection with the above lease, a refundable security deposit in the amount of $30,063 is being held by the landlord.

NOTE 11 - Subsequent Events

     Creation of Subsidiaries and Assignment of Assets

     The Company incorporated Phlo Beverage Products Company, a wholly owned subsidiary of the Company, on July 16, 1999. On July 19, 1999, the Company assigned to Phlo Beverage Products Company all of its right, title and interest in and to finished goods, furniture and fixtures, raw materials inventory, and all intellectual property, related to the McCoy's beverage line.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 11 - Subsequent Event, continued

     Creation of Subsidiaries and Assignment of Assets, continued

     Thereafter, the production and sale of McCoy's beverages was conducted by Phlo Beverage Products Company.

     The Company incorporated Phlo System, Inc., a wholly owned subsidiary of the Company, on August 2, 1999. On August 4, 1999, the Company assigned to Phlo System, Inc. all of its right, title and interest in the exclusive license of the advanced delivery technology for use in all liquids and certain foods. Phlo System, Inc. will conduct the Company's biotechnology-related activities.

     Notes Payable

     The following notes were issued by the Company subsequent to June 30, 1999, in conjunction with financing activities:


     In November and December 1999, convertible notes payable in the aggregate amount of $400,000 were entered into with simple interest accruing at an annual rate of one percentage point (1%) above the prime rate and is payable at the notes' maturity dates which begin in May, 2001. After December 31, 1999, the principal under the notes is convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.22 per share.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 11 - Subsequent Event, continued

     Notes Payable, continued

     In December 1999, two bridge loans in the aggregate amount of $100,000 were entered into with simple interest accruing at an annual rate of one percentage point (1%) above the prime rate and is payable at the notes' maturity date of March 31, 2000. A payment default occurs under the note only in the event that the Company fails to pay an amount due as and when payable, with such failure continuing for a period of thirty days.

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

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 11 - Subsequent Event, continued

     Equity, continued

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

     In March, 2000, Phlo System, Inc. entered into an exclusive license agreement for all uses, worldwide, a proprietary composition consisting of an ester (derivative) of Vitamin E combined with a delivery system. In connection with the execution of this license agreement, the Company issued the licensor of the technology, a warrant to purchase 200,000 shares of the common stock of the Company at an exercise price of $0.05 per share.

Item 2:

PHLO CORPORATION
(FORMERLY PERRY'S MAJESTIC BEER, INC.)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS [Unaudited]
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

The Company had a net loss of $713,151 for the three months ended June 30, 1999 as compared to a net loss of $642,968 for the three months ended June 30, 1998. The loss from operations for the three months ended June 30, 1999 is primarily due to the time required to establish the two tier system of distribution and $242,000 in charges recorded in connection with stock issued for services pursuant to SFAS 123.

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

The Company's selling, general and administrative expenses for the three months ended June 30, 1999 and 1998 were $841,822 and $630,076, respectively. The former includes $242,000 associated with stock referred to above.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss for the year ended March 31, 1999 and the period from April 1, 1999 through June 30, 1999 equal to $2,700,230 and $713,151, respectively. In addition the Company has a working capital deficit at June 30, 1999 equal to $3,987,974. Management has implemented plans to raise additional capital. During the period from July 1999 to February 2000, the Company raised approximately $1,600,000 in equity and loan transactions. Additionally, the Company has implemented plans to increase beverage sales, especially to chain supermarkets accounts. By December 31, 1999, the number of chain supermarket units that had authorized carrying the McCoy's beverages has increased nearly 400% to 2057 stores at December 31, 1999. Management believes it will be successful in implementing steps necessary to operate in the normal course of business. However there is no assurance of this, and, if not successful, the Company would no longer be able to operate as a going concern.

These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing, generating sufficient revenue through the expansion of its beverage lines, and/or the sublicensing of its exclusively licensed technologies in exchange for sub-licensing fees and royalties.

Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2000 and beyond. Among the actions taken, the Company anticipates generating more revenue through the expansion of its McCoy's beverage line, raising of additional funds through private placement offerings of its securities and utilization of public securities markets and generating licensing fees. No assurance can be made that the management will be successful in achieving its plan.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                     Phlo Corporation



May _____, 2000                        By: /s/ James B. Hovis
                                           -------------------------------------
                                           James B. Hovis
                                           President and Chief Executive Officer