Form 10QSB/A
period 1999-09-30
PHLO CORP
filed 2000-05-03
CIK 1012130

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

                           Yes  _X_      No ___


   The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999 was 17,562,664.

PHLO CORPORATION AND SUBSIDIARIES
(FORMERLY PERRY'S MAJESTIC BEER, INC.)

INDEX
--------------------------------------------------------------------------------


                                                                    Page to Page
Item 1.  Financial Statements

   Consolidated Balance Sheet as of September 30, 1999
   [Unaudited] .......................................................      1-2

   Consolidated Statements of Operations for the six months
   ended September 30, 1999 and 1998 [Unaudited] .....................       3

   Consolidated Statement of Cash Flows [Unaudited] ..................      4-5

   Notes to Consolidated Financial Statements [Unaudited] ............      6-22

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations .........................     23-24

Signature ............................................................      25

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                          CONSOLIDATED BALANCE SHEET [Unaudited]

                                                     September 30, 1999
--------------------------------------------------------------------------------

                                     ASSETS

                                                                          1999
                                                                        --------

CURRENT ASSETS
 Cash                                                                   $ 29,445
 Accounts receivable, net                                                160,421
 Inventory                                                               263,176
 Note receivable                                                          34,998
 Other current assets                                                         --
                                                                        --------

       Total Current Assets                                              488,040
                                                                        --------

PROPERTY AND EQUIPMENT, Net                                               14,027
                                                                        --------

OTHER ASSETS
 Goodwill - net of accumulated amortization of $40,000                   420,000
 Security deposits                                                        30,063
                                                                        --------


       Total Other Assets                                                450,063
                                                                        --------


       TOTAL ASSETS                                                     $952,130
                                                                        ========



      The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                          CONSOLIDATED BALANCE SHEET [Unaudited]

                                                    September 30, 1999
--------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                                        1999
                                                                    -----------

CURRENT LIABILITIES
 Accounts payable                                                   $ 1,315,308
 Accrued expenses and taxes                                           2,067,354
 Current portion of long-term debt                                    1,144,000
                                                                    -----------

       Total Current Liabilities                                      4,526,662

OTHER LIABILITIES
 Long-term debt, less current portion                                   150,000
                                                                    -----------

       TOTAL LIABILITIES                                              4,676,662

STOCKHOLDERS' DEFICIENCY Preferred stock, 15,000,000 authorized:
   Series A convertible stock, $0.0001 par value, 500,000 shares
    issued and outstanding (liquidation preferences $100,000)                50
   Preferred stock, no par value, 20,000 shares Series A
    convertible preferred stock authorized, 2,247 shares issued
    and outstanding                                                          --
   Series B non-convertible  stock,  none  issued and  outstanding           --
   Series C convertible stock, $0.0001 par value, 3,000,000
    shares authorized, 212,623 subscribed                                    47
 Common stock, $0.0001 par value, 25,000,000 shares and
  60,000 authorized, 11,707,248 shares issued and
  outstanding                                                             1,170
 Common stock, $0.0001 par value, 4,885,959 shares subscribed               489
 Additional paid in capital                                           3,890,779
 Accumulated deficit                                                 (7,617,067)
                                                                    -----------

       TOTAL STOCKHOLDERS' DEFICIENCY                                (3,724,532)
                                                                    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIENCY                                                  $   952,130
                                                                    ===========


      The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                               CONSOLIDATED STATEMENTS OF OPERATIONS [Unaudited]

                           For the Six Months Ended September 30, 1999, and 1998
--------------------------------------------------------------------------------

                                                       1999             1998
                                                  ------------     ------------

SALES                                             $    789,379     $    771,978

COST OF SALES                                          555,955          760,446
                                                  ------------     ------------

       GROSS PROFIT                                    233,424           11,532

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                            1,398,712        1,281,194
                                                  ------------     ------------

       OPERATING LOSS                               (1,165,288)      (1,269,662)
                                                  ------------     ------------

OTHER INCOME (EXPENSES)
 Interest expense                                      (67,685)         (47,650)
 Bad debt expense                                           --               --
 Loss on abandoned assets                                   --          (80,500)
                                                  ------------     ------------

       TOTAL OTHER EXPENSES                            (67,685)        (128,150)
                                                  ------------     ------------

       NET LOSS                                   $ (1,232,973)    $ (1,397,812)
                                                  ============     ============

Weighted Average Common Shares Outstanding          15,619,331       11,306,452
                                                  ============     ============

Net Loss Per Share (Basic and Diluted)            $      (0.08)    $      (0.12)
                                                  ============     ============


      The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                               CONSOLIDATED STATEMENTS OF CASH FLOWS [Unaudited]

                          For the Six Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                         1999           1998
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $(1,232,973)   $(1,397,812)
                                                     -----------    -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                         31,687         81,294
    Decrease (increase) in accounts receivable          (160,421)        55,130
    Decrease (increase) in inventory                    (263,176)       163,991
    Decrease (increase) in other current assets           45,471        105,000
    Increase in security deposits                             --            375
    Increase in accounts payable                          23,139        336,071
    Increase in accrued expenses and taxes               185,578        431,314
    Increase (decrease) in current portion of
      long term debt                                     354,000             --
                                                     -----------    -----------

       TOTAL ADJUSTMENTS                                 216,278      1,173,175
                                                     -----------    -----------

       NET CASH USED IN OPERATING ACTIVITIES          (1,016,695)      (224,637)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock                1,033,350        227,524
                                                     -----------    -----------

       NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                  $        --    $     2,887
                                                     ===========    ===========


      The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS [Unaudited], Continued

                            For the Six Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                          1999             1998
                                                        -------          -------

       NET CHANGES IN CASH                              $16,655          $ 2,887

CASH - Beginning                                         12,790               --
                                                        -------          -------
CASH - Ending                                           $29,445          $ 2,887
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

     Goodwill

     Goodwill in connection with acquisitions is being amortized on a straight-line basis over a fifteen-year period. Amortization of goodwill charged to operations for the six months ended September 30, 1999 amounted to $20,000.

     Inventories

     Inventories are stated at the lower of cost or market. Costs, which include purchases, freight and packaging, raw materials, packing fees and finished products, are determined on the first-in, first-out basis. Inventory at September 30, 1999 was $263,176.

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

NOTE 4 - Going Concern

     As shown in the accompanying financial statements, the Company incurred a net loss of $1,232,973 during the six months ended September 30, 1999. As of September 30, 1999, the Company's current liabilities exceeded its current assets by $4,038,622, and its total liabilities exceeds its total assets by $3,724,532. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing, generating sufficient revenue through the expansion of its beverage lines, and/or the sublicensing of its exclusively licensed technologies in exchange for sub-licensing fees and royalties.

     Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through September 30, 2000 and beyond. Among the actions taken, the Company anticipates generating more revenue through the expansion of its McCoy's beverage line, raising of additional funds through private placement offerings of its securities and utilization of public securities markets and generating licensing fees. No assurance can be made that the management will be successful in achieving its plan.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 5 - Property and Equipment

     Property and equipment consists of the following at September 30, 1999:

                                                                    1999
                                                                  --------

     Furniture and fixtures                                       $ 30,000
     Less: Accumulated depreciation                                (15,973)
                                                                  --------

            Net                                                   $ 14,027
                                                                  ========

     Depreciation expense for the six months ended September 30, 1999 was $11,687.

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

     As of September 30, 1999, the Company estimated the available NOL carryforwards to be approximately $7,733,000 and the Company's total deferred tax assets relating to the carryforwards amounted to approximately $3,093,000. The Company has a valuation allowance for the full assessment of the deferred tax assets at September 30, 1999 as management does not believe it is more likely than not that the valuation of the asset is recoverable.

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

     A summary of stock option activity is as follows:

                                                                Weighted Average
                                                       Number    Exercise Price
                                                     of Options    Common Stock
                                                     ----------       -----

     Balance - April 1, 1997                             58,333       $7.20

     Options granted                                  1,550,000        0.46
     Options exercised                                       --
     Options cancelled                                       --
                                                      ---------

     Balance - March 31, 1998                         1,608,333        0.48

     Option granted                                   1,600,000        0.75
     Option cancelled                                        --
     Option exercised                                        --
                                                      ---------

     Balance - March 31, 1999                         3,208,333       $0.57

     Balance - September 30, 1999                     3,208,333       $0.57
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

     Pro forma  information  regarding  net  income  and  earnings  per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The weighted-average fair value of options granted was $0.21 per share. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended September 30, 1999:

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information for the six months ended September 30, 1999 is as follows:

      Net Loss - As reported                                        $(1,232,973)
      Net Loss - Pro forma                                           (1,202,973)

      Pro forma net loss per share:
                    - Basic                                              $(0.08)
                    - Diluted                                            $(0.08)

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

     Series A Convertible Preferred Stock

     At September 30, 1999, the Company has 500,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") issued and outstanding. The Series A Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series A Preferred is subject to certain conversion, redemption and liquidation provisions, as defined.

     Series B Non-Convertible Preferred Stock

     At September 30, 1999, none of the Series B Non-Convertible Preferred Stock ("Series B Preferred") was issued and outstanding. The Series B Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series B Preferred is subject to certain, redemption and liquidation provisions, as defined.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 8 - Stockholders' Equity, continued

     Series C Convertible Preferred Stock

     At September 30, 1999, none of the Series C Convertible Preferred Stock ("Series C Preferred") was issued and outstanding and 469,457 shares were subscribed in connection with the private placement offering (see below) and private offerings during April 1, 1999 to September 30, 1999. The
     Series C Preferred is subject to certain conversion, redemption and liquidation provisions, as defined. In addition, each share of the Series C Preferred is convertible into 100 shares of the Company's common stock.

     The Company is intending on taking the necessary steps to authorize additional shares of common stock so the Company will have the ability to accommodate current and future stock issues.

     Private Placement Offering

     On March 30, 1999, the Company completed the sale, as part of a private placement offering, of 984,364 units of securities for an aggregate purchase price of $0.46 per unit. Each unit consists of two shares of the common stock, par value $0.0001, 0.216 of a share of the Series C Preferred and the right to purchase additional one (1) share of the common stock and
     0.108 of additional share of Series C Preferred. Total proceeds from the sale of these units amounted to $453,031. Of the total proceeds, $430,894 was received prior to March 31, 1999 and the remaining balance of $22,137 was received shortly subsequent to March 31, 1999. As of September 30, 1999, such common stock, Series C Preferred and rights have not been issued. Accordingly, these common stock and Series C Preferred are presented as shares subscribed but not yet issued on the accompanying balance sheet.


NOTE 9 - Long-Term Debt

     Long-term debt as of September 30, 1999 consists of the following:

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

     Late Filings

     Prior to this filing, the Company had not filed certain quarterly and annual reports with the Securities and Exchange Commission. Management believes that the previous late filings will not have a material adverse effect on the financial position of the company

     Leases

     The Company occupies its premises subject to a noncancelable lease agreement expiring in March 2004. The Company will pay a fixed monthly rent plus real estate taxes.

     Future minimum payments under an operating lease are as follows at September 30, 1999.


                   2000                      $120,250
                   2001                       120,250
                   2002                       120,250
                   2003                        90,188
                                             --------

                            Total            $450,938
                                             ========

     Rent expense for the six months ended September 30, 1999 was $60,125. In connection with the above lease, a refundable security deposit in the amount of $30,063 is being held by the landlord.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 11 - Subsequent Events

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

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 11 - Subsequent Event, continued

     Equity, continued

     In October, 1999, the Company issued an aggregate of 125,000 shares of Common Stock to two of its distributors pursuant to sales incentive programs offered to such distributors by the Company.

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

The following discussion of the Company's financial condition as of September 30, 1999 and results of operations for the six months ended September 30, 1999 and 1998 includes Phlo Corporation and its subsidiary (collectively, the "Company") and should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this 10-QSB.

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

RESULTS OF OPERATIONS

The Company had a net loss of $1,232,973 for the six months ended September 30, 1999 as compared to a net loss of $1,397,812 for the six months ended September 30, 1998. The loss from operations for the six months ended September 30, 1999 is primarily due to the time required to establish the two tier system of distribution and approximately $242,000 in charges per SFAS 123 associated with the issuance of stock in consideration for services.

The net sales for the Company for the six months ended September 30, 1999 was $789,379 as compared to $771,978 for the six months ended September 30, 1998.

The Company had a gross profit of $233,424 or 30% as compared to a gross profit of $11,532 or 2% for the six months ended September 30, 1999 and 1998, respectively. The increase in the gross profit is due to an improved promotional program relating to the introduction of McCoy's.

The Company's selling, general and administrative expenses for the six months ended September 30, 1999 and 1998 were $1,398,712 and $1,281,194, respectively, and reflect charges of $242,000 in 1999 as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss for the year ended March 31, 1999 and the period from April 1, 1999 through September 30, 1999 equal to $2,700,230 and $1,232,973 respectively. In addition the Company has a working capital deficit at September 30, 1999 equal to $4,038,622. Management has implemented plans to raise additional capital. During the period from October 1999 to February 2000, the Company raised approximately $700,000 in equity and loan transactions. Additionally, the Company has implemented plans to increase beverage sales, especially to chain supermarkets accounts. By December 31, 1999, the number of chain supermarket units that had authorized carrying the McCoy's beverages has increased nearly 400% to 2057 stores at December 31, 1999. Management believes it will be successful in implementing steps necessary to operate in the normal course of business. However there is no assurance of this, and, if not successful, the Company would no longer be able to operate as a going concern.

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

Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through September 30, 2000 and beyond. Among the actions taken, the Company anticipates generating more revenue through the expansion of its McCoy's beverage line, raising of additional funds through private placement offerings of its securities and utilization of public securities markets and generating licensing fees. No assurance can be made that the management will be successful in achieving its plan.

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