Form 10QSB/A
period 1999-12-31
PHLO CORP
filed 2000-05-03
CIK 1012130

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

                           Yes  _X_      No ___


   The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1999 was 17,562,664.

PHLO CORPORATION AND SUBSIDIARIES
(FORMERLY PERRY'S MAJESTIC BEER, INC.)

INDEX
------------------------------------------------------------------------------


                                                                    Page to Page
Item 1.  Financial Statements

   Consolidated Balance Sheet as of  December 31, 1999
   [Unaudited] .........................................................   1-2

   Consolidated Statements of Operations for the nine months
   ended  December 31, 1999 and 1998 [Unaudited] .......................    3

   Consolidated Statement of Cash Flows [Unaudited] ....................   4-5

   Notes to Consolidated Financial Statements [Unaudited] ..............   6-22

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations ...........................  23-24

Signature ..............................................................   25

                                              PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                          CONSOLIDATED BALANCE SHEET [Unaudited]

                                                    December 31, 1999
--------------------------------------------------------------------------------


                                     ASSETS

                                                               1999
                                                            ----------

CURRENT ASSETS
 Cash                                                       $  158,421
 Accounts receivable, net                                      218,846
 Inventory                                                     305,783
 Note receivable                                                11,667
 Other current assets                                               --
                                                            ----------


       Total Current Assets                                    694,717
                                                            ----------


PROPERTY AND EQUIPMENT, Net                                     13,551
                                                            ----------


OTHER ASSETS
 Goodwill - net of accumulated amortization of $50,000         410,000
 Security deposits                                              30,063
                                                            ----------


       Total Other Assets                                      440,063
                                                            ----------


       TOTAL ASSETS                                         $1,148,331
                                                            ==========



   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                                          CONSOLIDATED BALANCE SHEET [Unaudited]

                                                     December 31, 1999
--------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                                            1999
                                                                      -----------

CURRENT LIABILITIES
 Accounts payable                                                     $ 1,146,860
 Accrued expenses and taxes                                             1,962,430
 Current portion of long-term debt                                      1,644,000
                                                                      -----------

       Total Current Liabilities                                        4,753,290

OTHER LIABILITIES
 Long-term debt, less current portion                                     150,000
                                                                      -----------

       TOTAL LIABILITIES                                                4,903,290

STOCKHOLDERS' DEFICIENCY
Preferred stock, 15,000,000 authorized:
   Series A convertible stock, $0.0001 par value, 500,000 shares
    issued and outstanding (liquidation preferences $100,000)                  50
   Preferred stock, no par value, 20,000 shares Series A
    convertible preferred stock authorized, 2,247 shares issued
    and outstanding                                                            --
   Series B  non-convertible  stock,  none  issued and  outstanding            --
   Series C  convertible stock, $0.0001 par value, 3,000,000
    shares authorized, 469,457 subscribed                                      47
 Common stock, $0.0001 par value, 25,000,000 shares and
  60,000 authorized, 11,757,248 shares issued and
  outstanding                                                               1,175
 Common stock, $0.0001 par value, 5,284,709 shares subscribed                 529
 Additional paid in capital                                             4,120,999
 Accumulated deficit                                                   (7,877,759)
                                                                      -----------

       TOTAL STOCKHOLDERS' DEFICIENCY                                  (3,754,959)
                                                                      -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIENCY                                                    $ 1,148,331
                                                                      ===========


   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                               CONSOLIDATED STATEMENTS OF OPERATIONS [Unaudited]

                         For the Nine Months Ended  December 31, 1999, and 1998
--------------------------------------------------------------------------------

                                                      1999             1998
                                                  ------------     ------------

SALES                                             $  1,279,856     $    859,275

COST OF SALES                                          923,061          851,028
                                                  ------------     ------------

       GROSS PROFIT                                    356,795            8,247

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                            1,746,275        1,958,852
                                                  ------------     ------------

       OPERATING LOSS                               (1,389,480)      (1,950,605)
                                                  ------------     ------------

OTHER INCOME (EXPENSES)
 Interest expense                                     (104,185)         (75,300)
 Bad debt expense                                           --         (169,843)
 Loss on abandoned assets                                   --          (80,500)
                                                  ------------     ------------

       TOTAL OTHER EXPENSES                           (104,185)        (325,643)
                                                  ------------     ------------

       NET LOSS                                   $ (1,493,665)    $ (2,276,248)
                                                  ============     ============

Weighted Average Common Shares Outstanding          16,330,664       11,333,335
                                                  ============     ============

Net Loss Per Share (Basic and Diluted)            $      (0.09)    $      (0.20)
                                                  ============     ============


   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                               CONSOLIDATED STATEMENTS OF CASH FLOWS [Unaudited]

                          For the Nine Months Ended  December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                        1999           1998
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $(1,493,665)   $(2,276,248)
                                                     -----------    -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                         42,163         82,919
    Loss on disposal of equipment                           --             --
    Write-off of goodwill                                   --          (60,000)
    Bad debt expense                                        --             --
    Decrease (increase) in accounts receivable          (218,846)       128,817
    Decrease (increase) in inventory                    (305,783)       271,031
    Decrease (increase) in other current assets           68,802        105,000
    Increase in security deposits                           --          (29,688)
    Increase in accounts payable                        (145,309)       846,506
    Increase in accrued expenses and taxes                80,654        557,897
    Increase (decrease) in current portion of
      long term debt                                     854,000           --
                                                     -----------    -----------

       TOTAL ADJUSTMENTS                                 375,681      1,902,482
                                                     -----------    -----------

       NET CASH USED IN OPERATING ACTIVITIES          (1,117,984)      (373,766)
                                                     -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
Preferred stock - recapitalization                          --         (700,000)
Proceeds from issuance of capital stock                1,263,615      1,151,104
                                                     -----------    -----------

       NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                  $ 1,263,615    $   451,104
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS [Unaudited], Continued

                          For the Nine Months Ended  December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                1999            1998
                                              -------          -------

       NET CHANGES IN CASH                    $145,631         $ 77,338

CASH - Beginning                                12,790             --
                                              --------         --------
CASH - Ending                                 $158,421         $ 77,338
                                              ========         ========


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

     Goodwill

     Goodwill in connection with acquisitions is being amortized on a straight-line basis over a fifteen-year period. Amortization of goodwill charged to operations for the nine months ended December 31, 1999 amounted to $30,000.

     Inventories

     Inventories are stated at the lower of cost or market. Costs, which include purchases, freight and packaging, raw materials, packing fees and finished products, are determined on the first-in, first-out basis. Inventory at December 31, 1999 was $305,783.

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

NOTE 4 - Going Concern

     As shown in the accompanying financial statements, the Company incurred a net loss of $1,493,665 during the nine months ended December 31, 1999. As of December 31, 1999, the Company's current liabilities exceeded its current assets by $4,058,573, and its total liabilities exceeds its total assets by $3,754,959. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing, generating sufficient revenue through the expansion of its beverage lines, and/or the sublicensing of its exclusively licensed technologies in exchange for sub-licensing fees and royalties.

     Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through December 31, 2000 and beyond. Among the actions taken, the Company anticipates generating more revenue through the expansion of its McCoy's beverage line, raising of additional funds through private placement offerings of its securities and utilization of public securities markets and generating licensing fees. No assurance can be made that the management will be successful in achieving its plan.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 5 - Property and Equipment

     Property and equipment consists of the following at December 31, 1999:

                                                   1999
                                                ---------

     Furniture and fixtures                     $  30,000
     Less: Accumulated depreciation               (15,973)
                                                ---------

            Net                                 $  14,027
                                                =========


     Depreciation expense for the nine months ended December 31, 1999 was $12,163.

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

     As of December 31, 1999, the Company estimated the available NOL carryforwards to be approximately $7,733,000 and the Company's total deferred tax assets relating to the carryforwards amounted to approximately $3,093,000. The Company has a valuation allowance for the full assessment of the deferred tax assets at December 31, 1999 as management does not believe it is more likely than not that the valuation of the asset is recoverable.

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

        A summary of stock option activity is as follows:

                                                                Weighted Average
                                                      Number      Exercise Price
                                                    of Options     Common Stock
                                                    ----------        -----

     Balance - April 1, 1997                           58,333         $7.20

     Options granted                                1,550,000          0.46
     Options exercised                                     --
     Options cancelled                                     --
                                                    ---------

     Balance - March 31, 1998                       1,608,333          0.48

     Option granted                                 1,600,000          0.75
     Option cancelled                                      --
     Option exercised                                      --
                                                    ---------

     Balance - March 31, 1999                       3,208,333         $0.57

     Balance - December 31, 1999                    3,208,333         $0.57
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

     Pro forma  information  regarding  net  income  and  earnings  per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The weighted-average fair value of options granted was $0.21 per share. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the nine months ended December 31, 1999:

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information for the nine months ended December 31, 1999 is as follows:

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

     Series A Convertible Preferred Stock

     At December 31, 1999, the Company has 500,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") issued and outstanding. The Series A Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series A Preferred is subject to certain conversion, redemption and liquidation provisions, as defined.

     Series B Non-Convertible Preferred Stock

     At December 31, 1999, none of the Series B Non-Convertible Preferred Stock ("Series B Preferred") was issued and outstanding. The Series B Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series B Preferred is subject to certain, redemption and liquidation provisions, as defined.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 8 - Stockholders' Equity, continued

     Series C Convertible Preferred Stock

     At December 31, 1999, none of the Series C Convertible Preferred Stock ("Series C Preferred") was issued and outstanding and 469,457 shares were subscribed in connection with the private placement offering (see below) and private offerings during the nine months ended December 31, 1999. The Series C Preferred is subject to certain conversion, redemption and liquidation provisions, as defined. In addition, each share of the Series C Preferred is convertible into 100 shares of the Company's common stock.

     The Company is intending on taking the necessary steps to authorize additional shares of common stock so the Company will have the ability to accommodate current and future stock issues.

     Private Placement Offering

     On March 30, 1999, the Company completed the sale, as part of a private placement offering, of 984,364 units of securities for an aggregate purchase price of $0.46 per unit. Each unit consists of two shares of the common stock, par value $0.0001, 0.216 of a share of the Series C Preferred and the right to purchase additional one (1) share of the common stock and
     0.108 of additional share of Series C Preferred. Total proceeds from the sale of these units amounted to $453,031. Of the total proceeds, $430,894 was received prior to March 31, 1999 and the remaining balance of $22,137 was received shortly subsequent to March 31, 1999. As of December 31, 1999, such common stock, Series C Preferred and rights have not been issued. Accordingly, these common stock and Series C Preferred are presented as shares subscribed but not yet issued on the accompanying balance sheet.


NOTE 9 - Long-Term Debt

     Long-term debt as of December 31, 1999 consists of the following:

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
                                                         ----------

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------

NOTE 9 - Long-Term Debt, continued

                                                            1999
                                                         ----------

                    Balance (forward)                    $  600,000

     Term note payable with interest at a rate of 12%
     per annum. Principal and accrued interest are
     payable at the note's maturity date on
     February 12, 2001.  The Company continues to
     accrue interest on this note.                           50,000

     Note payable with principal plus an interest
     payment of $10,000 are payable at the note's
     maturity on June 27, 1997. The note provides for
     a penalty interest at a rate of $1,250 per week
     after maturity. The holder of the note has
     initiated an action to enforce the note. The
     Company continues to accrue interest on this note.     100,000

     Note payable with interest at a rate of 12% per
     annum. Principal and interest are payable at the
     note's maturity date on November 24, 2000. The
     Company continues to accrue interest on this note.     100,000

     Note payable with principal plus an interest
     payment of $5,000 were payable at the loan's
     maturity date on March 31, 1998. The parties agreed
     to convert this debt into equity, however, this
     conversion has not taken place to date, and
     therefore, the note is in default. The Company
     continues to accrue interest on this note. The
     holder has agreed informally to extend the date of
     maturity in order to consummate the conversion.         45,000

     Note payable with principal plus an interest
     payment of $5,000 was payable on the note's
     maturity date on March 30, 1998. The parties agreed
     to revise the terms of the note to provide for an
     increase in interest payable from $5,000 to $10,000
     and a maturity date of December 31, 1998 The note
     is currently in default. No action has been taken
     or threatened against the Company to enforce the
     note. The Company continues to accrue interest on
     this note.                                              45,000

     Term note payable was entered into. Simple interest
     accrues at an annual rate of 14% and is payable at
     the note's maturity date of August 30, 1999. The
     Company exercised its option to extend the maturity
     date of the note to December 31, 1999, in exchange
     for the issuance to the holder of warrants to
     purchase 200,000 shares of common stock at an
     exercise price of $0.20 per share.  Payment was not
     made on the date of maturity.  The Company believes
     that the holder engaged in intentional conduct
     which resulted in damage to the Company.  The holder
     filed a motion for summary judgment against the
     Company, and the Company answered and asserted its
     counterclaims.  On March 7, 2000, the summary
     judgment motion was granted, and the Company's
     claims were severed.  The Company is preparing to
     bring an action against the holder to assert its
     claims.                                                250,000

     Bridge loan payable in the principal amount of
     $104,000 with simple interest accruing at an annual
     rate of 10% which is payable at the note's maturity
     date of December 31, 2000. In consideration of this
     loan and two prior bridge loans, the Company has
     agreed to issue shares of the Company's common and
     convertible preferred stock to the holder
     representing approximately 200,000 shares of common
     stock on a fully converted basis.                      104,000

     Convertible notes payable in the aggregate with
     simple interest accruing at an annual rate of one
     point (1%) above the prime rate payable May, 2001.     400,000

     Bridge loans with simple interest accruing at an
     annual rate of one percentage point (1%) above the
     prime rate payable March 31, 2000.                     100,000
                                                         ----------

           Total Long-Term Debt                           1,794,000

     Less: Current Portion                                1,644,000
                                                         ----------

     Long-Term Debt, net of current portion              $  150,000
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

     Late Filings

     Prior to the filing the Company had not filed certain quarterly and annual reports with the Securities and Exchange Commission. Management believes that the previously late filings will not have a material adverse effect on the financial position of the company

     Leases

     The Company occupies its premises subject to a noncancelable lease agreement expiring in March 2004. The Company will pay a fixed monthly rent plus real estate taxes.

     Future minimum payments under an operating lease are as follows at December 31, 1999.

                   2000                      $120,250
                   2001                       120,250
                   2002                       120,250
                   2003                        60,125
                                             --------

                            Total            $420,875
                                             ========


     Rent expense for the nine months ended December 31, 1999 was $90,188. In connection with the above lease, a refundable security deposit in the amount of $30,063 is being held by the landlord.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          (FORMERLY PERRY'S MAJESTIC BEER, INC.)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------


NOTE 11 - Subsequent Events

     Notes Payable

     The following notes were issued by the Company subsequent to December 31, 1999, in conjunction with financing activities:

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

Item 2:

PHLO CORPORATION
(FORMERLY PERRY'S MAJESTIC BEER, INC.)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS [Unaudited]
------------------------------------------------------------------------------

For the nine months ended December 31, 1999 compared with the nine months ended December 31, 1998.

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

RESULTS OF OPERATIONS

The Company had a net loss of $1,493,665 for the nine months ended December 31, 1999 as compared to a net loss of $2,276,248 for the nine months ended December 31, 1998. The loss from operations for the nine months ended December 31, 1999 is primarily due to the time required to establish the two tier system of distribution and includes approximately $695,000 in charges for stock issued for services per SFAS 123.

The net sales for the Company for the nine months ended December 31, 1999 was $1,279,856 as compared to $859,275 for the nine months ended December 31, 1998.

The Company had a gross profit of $356,795 or 28% as compared to a gross profit of $8,247 or 1% for the nine months ended December 31, 1999 and 1998, respectively. The increase in the gross profit is due to an improved promotional program relating to the introduction of McCoy's.

The Company's selling, general and administrative expenses for the nine months ended December 31, 1999 and 1998 were $1,746,275 and $1,958,852, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss for the year ended March 31, 1999 and the period from April 1, 1999 through December 31, 1999 equal to $2,700,230 and $1,493,665 respectively. In addition the Company has a working capital deficit at December 31, 1999 equal to $4,058,573. Management has implemented plans to raise additional capital. During the period from January 2000 to April 2000, the Company raised approximately $300,000 in equity and loan transactions. Additionally, the Company has implemented plans to increase beverage sales, especially to chain supermarkets accounts. By December 31, 1999, the number of chain supermarket units that had authorized carrying the McCoy's beverages has increased nearly 400% to 2057 stores at December 31, 1999. Management believes it will be successful in implementing steps necessary to operate in the normal course of business. However there is no assurance of this, and, if not successful, the Company would no longer be able to operate as a going concern.

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

Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through December 31, 2000 and beyond. Among the actions taken, the Company anticipates generating more revenue through the expansion of its McCoy's beverage line, raising of additional funds through private placement offerings of its securities and utilization of public securities markets and generating licensing fees. No assurance can be made that the management will be successful in achieving its plan.

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