Form 10KSB
period 2000-03-31
PHLO CORP
filed 2000-08-18
CIK 1012130

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-KSB



     [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 2000.

     [_] Transition Report pursuant to Section 13 or 15(d) of The Exchange Act of 1934

                           Commission File No. 0-21079

                                PHLO CORPORATION
        (Exact name of small business issuer as specified in its charter)

            Delaware                                   11-3314168
   (State of or other jurisdiction          (IRS Employer Identification No.)
  of incorporation or organization)

          475 Park Avenue South
                7th Floor
            New York, New York                            10016
          (Address of Principal                         (Zip Code)
           Executive Offices)

Registrant's telephone number, including area code: (212) 447-1322

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:


                    Common Stock, par value $.0001 per share
                    ----------------------------------------
                                (Title of Class)



Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $1,125,650.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of July 31, 2000, was approximately $14,207,790.

The number of shares outstanding of the issuer's common stock as of July 31, 2000 was 24,755,503.

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

     PART III

8.   Directors and Executive Officers
9.   Executive Compensation
10.  Security Ownership of Certain Beneficial Owners and Management
11.  Certain Relationships and Related Transactions

     PART IV

12.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     Signatures

                                     PART I

Item 1.  BUSINESS


General

Phlo Corporation, a Delaware corporation incorporated in December, 1995, and its subsidiaries (hereinafter collectively referred to as the "Company") is engaged in the creation, distribution and sale of a complete line of new-age beverages. The Company sells its beverages to distributors, who offer the beverages for sale in high volume chain stores, such as supermarkets, and in small retail outlets, such as delicatessens and convenience stores. Additionally, the Company has been actively developing a proprietary product base the result of which could dramatically increase the intrinsic value of the Company and its valuation within the financial community and financial markets. Central to the Company's strategic development plan is the development, acquisition and/or exclusive licensing of proprietary (patented or patent-pending) technology of a nutraceutical, biotechnological, and/or pharmaceutical nature, which the Company initially plans to convey to consumers through beverages.

The Company is positioned as a biotechnology company which is using the high-volume chain store segment of the beverage industry to commercialize a portion of the technology. The Company is focusing its technology acquisition and development efforts of those technologies related to reducing the effects of aging, preventing or ameliorating cancer, assisting in weight loss, and enhancing sexual performance.

The Company's current beverage line is sold under the brand name "McCoy's" and includes ice teas, green teas, lemonade and fruit drinks. In August 2000, the Company announced the introduction of its newest line of beverages, "ZO - Vital Cell Defense", featuring its proprietary (patent-pending) composition with controlled-release capability which is designed to protect cells from the oxidative stress of aging and to stimulate cell repair. The launch of the Vital Cell Defense line marks the successful commercialization of one of the Company's biotechnologies.


Stock Exchange Transaction

On October 22, 1998, the Company agreed to acquire the capital stock of a beverage company, X-Treem Products Corporation ("X-Treem"), through an exchange of stock with the shareholders of X-Treem (the "Stock Exchange Transaction"). On April 2, 1999, the agreement was amended so that Phlo's stock would not be reverse-split, as initially intended. As a result, the additional shares that would be issuable under the amended agreement could not be issued because Phlo did not have enough authorized shares to do so. Based on the amendment, Phlo would be required to issue a total of 156,877,611 shares of common stock (assuming the conversion of any convertible securities and the exercise of any warrants in connection with such exchange transaction) to acquire 100% of the outstanding shares of X-Treem capital stock and outstanding warrants to purchase X-Treem common stock from the holders thereof.

As of March 31, 2000, 28,838 shares of X-Treem capital stock, representing 96.47% of the total outstanding shares, have been exchanged for shares of Phlo stock which have been issued out of authorized shares or are yet to be issued. In order to complete the Stock Exchange Transaction with respect to those shareholders of X-Treem who have elected to participate in the exchange transaction, the Company is required to issue 911,160 additional shares of common stock and 1,112,010 shares of Series C Preferred Stock. Additionally, in connection with the Stock Exchange Transaction, the Company has issued to an officer and director of the Company a warrant to purchase 5,420,426 shares of common stock at an exercise price of $0.12 per share.

Immediately subsequent to the filing of this Form 10-KSB, the Company is filing an information statement with the SEC. Following a brief comment period, a mailing of the information statement to shareholders, and a waiting period of 20 days, the Company will file an amended certificate of incorporation with the Secretary of State of Delaware increasing the number of authorized shares of common stock to accommodate the shares currently due to be issued under the terms of the Stock Exchange Transaction.

Financing Activities

During the fiscal year ended March 31, 2000, the Company raised approximately $1,918,899 in the private placement of equity and convertible debt. In connection therewith, additional shares of stock are being authorized, as more fully described above, to enable the Company to issue the shares of stock issuable pursuant to such transactions.


Recent Developments

During the year, the Company exclusively licensed for all uses, worldwide, a proprietary (patent pending) composition consisting of an ester (derivative) of Vitamin E combined with a delivery system (with sustained-release capability). This technology has been shown through in vitro and in vivo tests to be effective in protecting cells from oxidative stress associated with aging and exposure to toxic agents and to be effective in stimulating cell membrane repair. The uses for which the Company has exclusively licensed the technology include, among other things, pharmaceuticals, biotechnologicals, nutraceuticals, dietary supplements, food and beverage products and topical preparations (for therapeutic or cosmetic use).

The Company is currently in the process of introducing "ZO", its new Vital Cell Defense line of beverages which features this patent-pending technology. As of the date of filing, the new beverage line has been authorized for sale in approximately 2,600 chain supermarkets.


Product Overview

The Company's McCoy's beverage line features fruit drinks, lemonades, iced teas and green teas and is offered in 20 ounce proprietary glass bottles. The McCoy's line of all natural beverages contains no preservatives, artificial colors or flavors and is made from the highest quality natural ingredients.

The Company's McCoy's Green Tea line is the first and only new age beverage that delivers a truly functional level (250 mg) of powerful green tea catechins, including the super anti-oxidant, EGCg. Studies show that a high daily intake of EGCg aids in the protection against cancer and cardiovascular disease. McCoy's Green Teas also feature Vitamin C and Siberian ginseng for sustained energy and concentration.

The Company's newest beverage line, "ZO - Vital Cell Defense" with its patent-pending Vitamin E composition and sustained release technology will initially be offered in seven flavors: Cranberry Berry, Orange Carrot, Pink Lemonade, Tropical Punch, Kiwi Strawberry, Raspberry Vanilla and Blackberry Cherry. The beverage line will later be expanded to include at least four flavors of iced tea.


Marketing and Distribution

The Company's beverage products are offered through the high volume chain-stores, such as supermarkets. The Company is in the process of expanding its distribution to include more distributors with traditional "up and down the street" accounts (e.g. neighborhood grocery stores, delicatessens, and convenience stores). The Company prices its McCoy's beverages to compete with other cold drinks offered for sale at the same supermarket accounts and retail outlets.

Industry Overview/Competition

The Company's McCoy's line of beverages competes in the "New Age" beverage category. The Company's line of ready to drink beverages competes directly with such brands as Arizona, SoBe, Snapple and others. This category is the fastest growing category in the beverage industry today.

The Company operates in a highly competitive segment of the beverage industry. The segment is dominated by competitors with greater resources than the Company's. In addition the Company competes for limited retail shelf space for its products. The Company cannot be certain that it can successfully compete for sales to distributors or stores that purchase from larger, more established companies that have greater financial, sales and technical resources. However, the Company believes that its proprietary technology and its ability to incorporate such technology in good-tasting beverages allows the Company to offer to its distributors unique products.


Manufacturing

The Company's products are manufactured at independent co-packers. The Company believes that alternative sources of manufacturing exist in the event that the production capabilities of the facility currently used by the Company become insufficient or unavailable. However, there can be no assurances that alternative sources would be able to meet the requirements of the Company, and if the Company was unable to arrange for alternative co-packing in a timely manner, such failure could have a material adverse effect on the Company's business, operating results and financial condition.

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


Trademarks

The Company has filed an application for registration in the United States for the trademarks and brand name related to its product line. The Company believes that its trademarks and trade names are significant to the marketing and sale of its products and that the inability to utilize the same could have a material adverse effect on the Company's business, results of operations and financial condition.


Management and Employees

As of March 31, 2000, the Company employed eight (8) employees, all on a full time basis.

The Company has experienced no work stoppages and considers its employee relations to be satisfactory. The Company's employees are not represented by a labor union.


Product Liability Insurance

The Company, like other manufacturers of products that are ingested, faces an inherent risk of exposure to product liability claims if, among other things, the use of its products results in injury. The Company currently has product liability insurance. There can be no assurances that the amount and scope of any coverage will be adequate to protect the Company in the event that a product liability claim is successfully asserted against the Company.

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


Item 2.  PROPERTIES.

The Company operates its executive offices at 475 Park Avenue South, 7th Floor, New York, New York 10016 pursuant to a five (5) year lease dated as of March 15, 1999, providing for a monthly rent of $10,150.


Item 3. LEGAL PROCEEDINGS.

The Company and its subsidiaries are involved in a number of lawsuits related to claims arising through the normal course of business. There are several claims which have been reduced to judgments, including a judgment entered on February 12, 1999 against X-Treem in the amount of $1,064,616. This judgment and others have been provided for and are reflected within the accompanying financial statements as accrued expenses at March 31, 2000.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the holders of the Company's common stock during the last quarter of its fiscal year ended March 31, 2000.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company was first traded on the OTC Bulletin Board on the effectiveness of the Company's Initial Public Offering on July 31, 1996, under the symbol "PYMB". On April 20, 1999, the Company changed its trading symbol to "PHLC" to reflect the change in the Company's name to Phlo Corporation. The common stock of the Company is quoted and traded on the OTC Bulletin Board.

The following table indicates the high and low bid prices for the common stock of the Company for the period April 1, 1998 to March 31, 2000, based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

There were no cash dividends declared on the common stock for the fiscal years ended March 31, 1999 and 2000.

--------------------------------------------------------------------------------
                                        Common Stock
--------------------------------------------------------------------------------
                     Year Ended 3/31/99                 Year Ended 3/31/00
--------------------------------------------------------------------------------
Quarter             High              Low              High             Low
--------------------------------------------------------------------------------
First Quarter      $0.25            $0.12              $1.00            $0.42
--------------------------------------------------------------------------------
Second Quarter     $0.16            $0.01              $2.00            $0.37
--------------------------------------------------------------------------------
Third Quarter      $0.29            $0.01              $1.37            $0.51
--------------------------------------------------------------------------------
Fourth Quarter     $0.85            $0.11              $4.00            $0.51
--------------------------------------------------------------------------------


On March 31, 2000, the closing price of the Common Stock as reported on the OTC Bulletin Board was $2.62. As of March 31, 2000, the Company had approximately 1,933 beneficial holders of record of its shares of Common Stock.

During the fiscal year ended March 31, 2000, the Company raised $1,051,400 in convertible debt and $867,500 in equity, and issued or agreed to issue 1,005,243 shares of common stock or warrants to purchase common stock in exchange for services, each in reliance on various exemptions available under Regulation D. For more detail on the individual transactions, see Notes 8 and 9 of the Financial Statements set forth in item 7 hereof.

Item 6.

PHLO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

SAFE HARBOR STATEMENT

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, business strategy, and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking phrases such as "anticipates", "intends", "expects", "plans", "believe", "estimates", or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2000 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

The Company's forward-looking statements represent its judgment only on the dates such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed, or unanticipated events or circumstances.


OVERVIEW

The following discussion of the Company's financial condition as of March 31, 2000, and results of operations for the twelve month periods ended March 31, 2000 and 1999.

Sales for the fiscal years ended March 31, 2000 and March 31, 1999 were $1,125,650 and $1,153,675, respectively. Year 1999 sales included approximately $177,000 of applesauce revenues. This product line was discontinued prior to Year 2000, accordingly, on a comparative basis, Year 2000 sales exceeded Year 1999 sales by approximately $149,000. Projecting forward to Year 2001, the Company announced the introduction of its newest beverage line, "ZO - Vital Cell Defense" which it expects will contribute to a significant increase in sales.

Cost of sales for the fiscal years ended March 31, 2000 and March 31, 1999 were $840,502 and $866,782, respectively. Each represents approximately 75% of sales, thus resulting in a 25% gross profit. Projecting forward, the Company anticipates that future gross profits will increase as overall sales volume increases, allowing the Company to benefit from certain economies of scale. Additionally, the introduction of the ZO - Vital Cell Defense beverage line and other proprietary (patented or patent-pending) products will support higher sales prices for these products, resulting in greater gross profits.

Selling, general and administrative expenses for the fiscal years ended March 31, 2000 and March 31, 1999 were $2,790,801 and $2,345,564, respectively. Year
2000 selling, general and administrative included approximately $333,000 of slotting fees paid to chain supermarket accounts. Slotting fees are paid to obtain initial shelf space for new products. These fees do not guarantee that a company's product will be carried on a shelf for any definite period of time, however it generally is true that if the product is selling, then the supermarket will continue offering the product for sale without necessitating an additional slotting fee be paid.

Income taxes for the fiscal years ended March 31, 2000 and March 31, 1999 were not reflected as a result of the current operating loss and net operating loss ("NOL") carryforwards.


Liquidity and Capital Resources

As of March 31, 2000 the Company had a working capital deficit of approximately $5,409,000. Additionally, for the fiscal year ended March 31, 2000, the Company incurred a loss from operations of $2,505,653.

With respect to the working capital deficit of approximately $5,409,000, approximately $4,100,000 is attributable to a non-operating subsidiary. Management believes that approximately $4,000,000 portion of the current deficit of the Company will ultimately be eliminated. Other steps and actions are also expected to reduce or, possibly, eliminate the current deficit, including plans to raise additional capital involving private placement of securities and plans for reducing losses from operations and ultimately realizing profitability by increasing sales.

Although the Company believes it will raise additional funding and make strides towards achieving profitable operations by the latter part of the fiscal year ending March 31, 2001, there can be no assurance that such additional funding will be successfully completed or that profitable operations will be achieved or achieved within the necessary time period. These conditions raise doubt about the Company's ability to continue as a going concern.


Impact of Inflation

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Future increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

Item 7.  FINANCIAL STATEMENTS AND FOOTNOTES


                        PHLO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                   For the Years Ended March 31, 2000 and 1999

                                               PHLO CORPORATION AND SUBSIDIARIES

                                                                        CONTENTS
--------------------------------------------------------------------------------

                                                                        Page
                                                                       -------

INDEPENDENT AUDITORS' REPORT                                            F-1

CONSOLIDATED FINANCIAL STATEMENTS

  Balance Sheet                                                         F-2-3
  Statements of Operations                                              F-4
  Statements of Changes in Stockholders' Deficiency                     F-5
  Statements of Cash Flows                                              F-6-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-8-25

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders of
Phlo Corporation and subsidiaries


We have audited the accompanying consolidated balance sheet of Phlo Corporation ("Phlo") and subsidiaries as of March 31, 2000, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phlo Corporation and subsidiaries as of March 31, 2000 and the results of their operations and their cash flows for the years ended March 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred a net loss of $2,831,579 during the year ended March 31, 2000, and, as of that date, the Company's current liabilities exceeded its current assets by $5,409,246 and its total liabilities exceeded its total assets by $5,410,045 and there are uncertain conditions that the Company faces. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ Marcum & Kliegman LLP

New York, New York
August 18, 2000

                                               PHLO CORPORATION AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

                                                                  March 31, 2000
--------------------------------------------------------------------------------

                                     ASSETS


CURRENT ASSETS
 Cash                                                     $ 45,139
 Accounts receivable                                        69,390
 Inventory                                                 334,626
                                                          --------

       Total Current Assets                                             $449,155


PROPERTY AND EQUIPMENT, Net                                               21,138



OTHER ASSETS
 Goodwill - net of accumulated amortization
     of $112,000                                           348,000
 Security deposits                                          30,063
                                                          --------


       Total Other Assets                                                378,063
                                                                        --------


       TOTAL ASSETS                                                     $848,356
                                                                        ========



      The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

                                                                  March 31, 2000
--------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
 Accounts payable                                                           $ 1,793,557
 Accrued expenses and taxes                                                   2,652,344
 Current portion of long-term debt                                            1,412,500
                                                                            -----------

       Total Current Liabilities                                                             5,858,401

OTHER LIABILITIES
 Long-term debt, less current portion                                                          400,000
                                                                                           -----------

       TOTAL LIABILITIES                                                                     6,258,401


COMMITMENTS AND CONTINGENCIES




STOCKHOLDERS' DEFICIENCY
 Preferred stock, 15,000,000 authorized:
   Series A convertible stock, $0.0001 par value, 500,000 Shares
     authorized, issued and outstanding (liquidation preference $100,000)                           50
   Series B non-convertible stock, none issued and outstanding                                      --
   Series C convertible stock, $0.0001 par value, 3,000,000 shares
     authorized, 1,592,909 shares subscribed (liquidation preference $15,929)                      159
   Common stock, $0.0001 par value, 25,000,000 shares authorized,
     24,328,255 shares issued and outstanding                                                    2,433
   Common stock, $0.0001 par value, 3,244,888 shares subscribed                                    324
   Additional paid-in capital                                                                3,802,662
   Accumulated deficit                                                                      (9,215,673)
                                                                                           -----------

       TOTAL STOCKHOLDERS' DEFICIENCY                                                       (5,410,045)
                                                                                           -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIENCY                                                                         $   848,356
                                                                                           ===========




   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF OPERATIONS

                                    For the Years Ended March 31, 2000, and 1999
--------------------------------------------------------------------------------


                                                      2000             1999
                                                  ------------     ------------
SALES                                             $  1,125,650     $  1,153,675

COST OF SALES                                          840,502          866,782
                                                  ------------     ------------

       GROSS PROFIT                                    285,148          286,893

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                            2,790,801        2,345,564
                                                  ------------     ------------

       OPERATING LOSS                               (2,505,653)      (2,058,671)
                                                  ------------     ------------

OTHER EXPENSES
 Interest expense                                     (325,926)        (391,216)
 Bad debt expense                                           --         (169,843)
 Loss on abandoned assets                                   --          (80,500)
                                                  ------------     ------------

       TOTAL OTHER EXPENSE                            (325,926)        (641,559)
                                                  ------------     ------------

       NET LOSS                                   $ (2,831,579)    $ (2,700,230)
                                                  ============     ============

Weighted Average Common Shares Outstanding          20,884,262       11,633,335
                                                  ============     ============
Net Loss Per Share (Basic and Diluted)            $      (0.14)    $      (0.24)
                                                  ============     ============


      The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------

                                                                                                     Series C
                                            Preferred Stock                Series A               Preferred Stock
                                             of Subsidiary              Preferred Stock              Subscribed
                                      ---------------------------------------------------------------------------------
                                          Shares        Amount        Shares       Amount        Shares       Amount
                                      ---------------------------------------------------------------------------------
Balance - April 1, 1998                    2,247      $700,000             0          $ 0             0          $ 0

Recapitalization                          (2,247)    ($700,000)      500,000          $50

Issuance of Common Stock for
   services at Fair Value

Proceeds from private placement
   offering                                                                                     212,623           21

Exchange by shareholder of debt
   for warrant

Net loss
                                      ---------------------------------------------------------------------------------

Balance - March 31, 1999                       0             0       500,000           50       212,623           21


Shares Issued and subscribed- Recapitalization                                                1,112,010          111

Proceeds from private placement
   offering                                                                                     256,835           26

Issuance of Shares of Stock for
   services rendered                                                                             11,441            1

Stock Subscriptions issued for
   Services rendered

Common stock subscriptions

Exchange by shareholder of debt
     for warrant

Net loss
                                      ---------------------------------------------------------------------------------

Balance - March 31, 2000                     -0-           -0-       500,000          $50     1,592,909         $159
                                      =================================================================================

                                              Common Stock
                                              Subscribed              Common Stock        Additional
                                      ------------------------------------------------      Paid-in    Accumulated
                                         Shares       Amount       Shares       Amount      Capital       Deficit       Total
                                      -----------------------------------------------------------------------------------------
Balance - April 1, 1998                       0            0          764        5,000            0    (3,683,864)   (2,978,864)

Recapitalization -                                             11,305,688      (30,750)      931,530                    200,830

Issuance of common stock for service                               26,883       26,883       (4,083)                     22,800

Proceeds from private placement
   offering                           1,968,728          197                                 452,813                     453,031

Exchange by shareholder of debt
   for warrant                                                                             1,477,524                  1,477,524
Net loss                                                                                               (2,700,230)   (2,700,230)
                                      -----------------------------------------------------------------------------------------

Balance - March 31, 1999              1,968,728          197   11,333,335        1,133     2,857,784   (6,384,094)   (3,524,909)

Shares Issued and Subscribed-
   Recapitalization                     911,160           91    9,379,151          938        (1,140)                         0

Proceeds from private placement
   offering and other sales                                     2,760,535          276       682,198                    682,500

Issuance of Shares of Stock for
   services rendered                                              855,234           86        28,464                     28,551

Stock Subscriptions issued for
   Services rendered                    150,000           15                                  17,985                     18,000

Common stock subscriptions              215,000           21                                 184,979                    185,000

Exchange by shareholder of debt
     for warrant                                                                              32,392                     32,392
Net loss                                                                                               (2,831,579)   (2,831,579)
                                      ------------------------------------------------------------------------------------------
Balance - March 31, 2000              3,244,888       $  324   24,328,255      $ 2,433    $3,802,662  $(9,215,673)  $(5,410,045)
                                      ==========================================================================================

                                               PHLO CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     For the Years Ended March 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                   2000           1999
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                      $(2,831,579)   $(2,700,230)
                                                               -----------    -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Stock-based compensation                                        78,944         22,800
    Recapitalization                                                    --        200,830
    Depreciation  and amortization                                  99,808         24,286
    Loss on disposal of equipment                                       --         80,500
     (Increase)decrease in accounts receivable                     (69,390)       186,028
     (Increase)decrease in inventory                              (334,626)       271,031
      Decrease in other current assets                              22,137        105,000
      Increase in security deposits                                     --        (29,688)
      Increase in accounts payable                                 626,388        817,997
      Increase in accrued expenses and taxes                       645,568        494,150
                                                               -----------    -----------

       TOTAL ADJUSTMENTS                                         1,068,829      2,172,934
                                                               -----------    -----------

       NET CASH USED IN OPERATING ACTIVITIES                    (1,762,750)      (527,296)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash received notes receivable                                    58,332             --
  Purchase of furniture and equipment                               (3,232)            --
  Acquisition of goodwill                                               --        (60,000)
  Issuance of notes receivable                                          --        (58,332)
                                                               -----------    -----------

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    $     55,100    $  (118,332)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt                                    1,051,400        227,524
 Proceeds from issuance of equity securities                       867,499        430,894
 Repayment of debt                                                (178,900)            --
                                                               -----------    -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES               $ 1,739,999    $   658,418
                                                               -----------    -----------



      The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES

                                     For the Years Ended March 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                          2000           1999
                                                      -----------    -----------

       NET INCREASE IN CASH                           $    32,349    $    12,790

CASH - Beginning                                           12,790             --
                                                      -----------    -----------

CASH - Ending                                         $    45,139    $    12,790
                                                      ===========    ===========


The accompanying notes are an integral part of these financial statements.


Supplemental Dislosures of Cash Flow Information:

                                                          2000           1999
                                                      -----------    -----------


Interest                                                      -0-             --
                                                      -----------    -----------

Income Taxes                                          $        --    $        --
                                                      ===========    ===========

                                               PHLO CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Company Activities

Phlo Corporation, a Delaware Corporation formed in December 1995 and located in New York, New York, and its subsidiaries (hereinafter collectively referred to as the "Company") are engaged in the distribution and sale of beverages. The Company sells its beverages to distributors, who offer the beverages for sale in high volume chain stores, such as supermarkets, and in small retail outlets, such as delicatessens and convenience stores.

The Company's current beverage line is sold under the McCoy's name and includes ice teas, green teas, lemonade and fruit drinks.

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

In July, 1999, the Company incorporated Phlo Beverage Products Company to conduct the business of producing and selling McCoy's beverages. In August, 1999, the Company incorporated Phlo System, Inc. to conduct the Company's biotechnology-related activities. The Company also has two subsidiaries which were not operating entities during the fiscal year, X-Treem Products Corporation ("X-Treem") and Quigley's Orchard, Inc.

On October 22, 1998, the Company agreed to acquire the capital stock of a beverage company, X-Treem, through an exchange of stock with the shareholders of X-Treem (the "Stock Exchange Transaction"). On April 2, 1999, the agreement was amended so as not to require Phlo's stock to be reverse-split, as initially intended. As a result, the additional shares that would be issuable under the amended agreement could not be issued because Phlo did not have enough authorized shares to do so. Based on the amendment, Phlo would be required to issue a total of 156,877,611 shares of common stock (assuming the conversion of any convertible securities and the exercise of any warrants in connection with such exchange transaction) to acquire 100% of the outstanding X-Treem capital stock and outstanding warrants to purchase X-Treem common stock from the holders thereof.

As of March 31, 2000, 28,838 shares of X-Treem capital stock representing 96.47% of the total outstanding shares have been exchanged for Phlo shares which have been issued out of authorized shares or are yet to be issued. In order to complete the Stock Exchange Transaction with respect to those shareholders of X-Treem who have elected to participate in the exchange transaction, the Company is required to issue 911,160 additional shares of common stock and 1,112,010 shares of Series C Preferred Stock.

On June 1, 1999, 281,866 shares of the Series C Convertible Preferred Stock (the "Series C Preferred") were issued to X-Treem shareholders, along with 2,608,316 of Phlo common stock, in exchange for such X-Treem shareholders' tendering their shares of X-Treem stock. In addition, 731,683 shares of Series C Preferred and 6,770,835 shares of common stock were also issued to three shareholders who had previously tendered their X-Treem shares at the outset of the Stock Exchange Transaction. These share issuances were intended as a partial issuance until there were sufficient authorized shares to complete the Stock Exchange Tranaction. When sufficient shares are authorized and the Stock Exchange Transaction is completed, all former X-Treem shareholders who participated in the Stock Exchange Transaction will have received Phlo shares on a pro rata basis based on their ownership of X-Treem stock.

In addition, as disclosed above and in Note 8, the Company has issued additional shares of convertible preferred and common stock which, after taking into consideration the total outstanding stock warrants and options, would, if such warrants and options were fully exercised, cause the overall outstanding shares to exceed the 25,000,000 shares the Company presently has authorized. As of March 31, 2000, there are currently 24,328,255 common shares issued and outstanding. In addition, options and warrants to purchase 2,438,333 and 8,743,762 shares of common stock are also outstanding, respectively.

On December 22, 1999, the Company notified its transfer agent that its legal counsel believed that no outstanding shares of preferred stock, including both the Series A and C, had been validly issued, although the Company's prior outside counsel had issued an opinion that all capital stock had been validly issued and that the board of directors had authority to approve the issuance of the classes and series of securities so issued. The Company is in the process of amending its Certificate of Incorporation to confer on the Board of Directors blank check authority to create different classes and series of preferred stock without further shareholder vote. Once this has been accomplished, the Company intends to replace the old Series A and C preferred stock certificates with shares of preferred stock which are validly issued.

Subsequent to with the filing of this Form 10-KSB, the Company intends to file an information statement with the Securities and Exchange Commission. Following a brief comment period, a mailing of the information statement to shareholders, and a waiting period of 20 days, the Company will file an amended certificate of incorporation with the State of Delaware increasing the number of authorized shares of common stock to accommodate the shares currently due under the terms of the Stock Exchange Transaction.

NOTE 2 - Summary of Significant Account Policies

Basis of Reporting

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, collectively referred to as the "Company and subsidiaries". All significant inter-company transactions and balances have been eliminated in consolidation.


Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


Goodwill

     Goodwill is being amortized on a straight-line basis over a five-year period. Amortization of goodwill charged to operations for the years ended March 31, 2000 and March 31, 1999 amounted to $92,000 and $20,000 respectively.


Inventories

     Inventories are stated at the lower of cost or market. Costs, which include purchases, freight and packaging, raw materials, packing fees and finished products, are determined on the first-in, first-out basis.


Advertising Expense

     Advertising costs of $296,761 and $146,633 are expensed as incurred during the years ended March 31, 2000 and 1999, respectively.

Slotting Fees

     Slotting fees are paid to individual supermarkets and supermarket chains to obtain initial shelf space for new products. Fees vary from store to store, however, their payment does not guarantee that a company's product will be carried for any definite period of time. The Company pays for such fees by issuing a check, providing free goods or issuing credits for previously sold goods. The cost of the slotting fees is valued at the amount of cash paid, or the cost to the Company of the goods provided in exchange. The Company expenses slotting fees when the obligation is incurred.

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

Research and Development

     Research and development costs of $0 and $0 are expensed as incurred during the years ended March 31, 2000 and 1999, respectively.


Income Taxes

     Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.


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


Net (Loss) Per Share

     The Company adopted the provision of SFAS No. 128, "Earnings Per Share". Basic EPS is computed by dividing income (losses) available to common stockholders by the weighted-average number of common shares outstanding for the period adjusted retroactively to April 1, 1997 for the shares issued in the recapitalization. Diluted EPS is based on the weighted-average number of shares of common stock and potential common shares outstanding during the year. The exercise of option and warrants and the conversion of convertible securities are antidilutive and have been excluded from the calculation of diluted EPS for 2000 and 1999.

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


Recent Accounting Developments

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which as amended is effective for the Company beginning April 1, 2001 by the issuance of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The Company does not expect that this standard will have a material impact on its financial statements.

NOTE 3 - Going Concern


     As shown in the accompanying financial statements, the Company incurred a net loss of $2,831,579 during the year ended March 31, 2000. As of March 31, 2000, the Company's current liabilities exceeded its current assets by $5,409,246 and its total liabilities exceeded its total assets by $5,410,045. The Company is delinquent in connection with various obligations including, but not limited to, trade payables, accrued payroll taxes, and notes payable. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue through the expansion of its beverage product lines.

     Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through March 31, 2001 and beyond. Among the actions taken, the Company anticipates generating more revenue through the expansion of its beverage lines, and the raising of additional funds through private placement offerings of its securities. No assurance can be made that the management will be successful in achieving its plan.


NOTE 4 - Property and Equipment

     Property and equipment consists of the following at March 31, 2000:

          Furniture and fixtures                               $33,232
          Less: Accumulated depreciation                        12,094
                                                               -------

                 Net                                           $21,138
                                                               =======

     Depreciation expense for the years ended March 31, 2000 and 1999 was $7,808 and $4,286, respectively.


NOTE 5 - Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market value and consist of the following at March 31, 2000:

          Raw material                                        $ 93,565
          Finished goods                                       241,061
                                                              --------
               Total                                          $334,626
                                                              ========

NOTE 6 - Income Taxes

     No provision has been made in the accompanying consolidated financial statements for income tax expense as a result of the current operating loss and net operating loss ("NOL") carryforwards.

     Differences between income tax benefits computed at the Federal statutory rate (34%) and reported income taxes for 2000 and 1999 are primarily attributable to the valuation allowance for the NOL and other permanent differences.

     As of March 31, 2000, the Company estimated the available NOL carryforwards to be approximately $10,616,000 and the Company's total deferred tax assets relating to the carryforwards amounted to approximately $3,609,000 which expire though March 31, 2020. The Company has a valuation allowance for the full assessment of the deferred tax assets at March 31, 2000 as management does not believe it is more likely than not that the valuation of the asset is recoverable, and there are certain limitations on the amount of NOL carryforwards available another under the Internal Revenue Code due to changes in Phlo's ownership.

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

     During the year ended March 31, 1998, the Company granted a total of 1,350,000 options to purchase common stock with an exercise price equal to fair market value at time of issuance to certain officers, directors and employees. In addition, the Company issued options to two consultants to purchase 100,000 shares each of its common stock each for services rendered during the year ended March 31, 1998. Accordingly, the Company recorded compensation expense of $46,000 for options issued.

     In July 1998, in connection with the acquisition of Leroux Creek applesauce brand, the Company agreed to grant options to purchase of 750,000 shares of its common stock to Leroux Creek and a former stockholder of Leroux Creek with an exercise price of $0.10 per share. None of these options were issued and the Company has been relieved of its obligation to issue any of these options by agreement of all parties in June 1999 (see note 8).

     In December 1998, the Company issued options to purchase an aggregate of 850,000 shares of its common stock to two officers in exchange for the return of 450,000 shares of common stock from these officers. These options have an exercise price of $0.05 per share and expire in December 2003.

     In December, 1999, a former officer and director of the Company exercised options to purchase 20,000 shares of common stock at an exercise price of $0.05 per share.

     A summary of stock option activity is as follows:

                                                                Weighted Average
                                                  Number       Exercise Price
                                                of Options      Common Stock
                                                ----------    -----------------

     Balance - April 1, 1997                       58,333          $7.20

     Options granted                            1,550,000           0.46
     Options exercised                                 --
     Options cancelled                                 --
                                                ---------

     Balance - March 31, 1998                   1,608,333           0.48

     Option granted                             1,600,000           0.075
     Option cancelled                                  --
     Option exercised                                  --
                                                ---------

     Balance - March 31, 1999                   3,208,333          $0.26
                                                ---------

     Options granted                                   --
     Options exercised                             20,000           0.05
     Options cancelled                            750,000           0.10
                                                ---------
     Balance - March 31, 2000                   2,438,333           0.33

     Exercisable at March 31, 2000              2,438,333           0.33
                                                =========

     The options issued to officers, directors and employees expire in four (4) to nine (9) years and may be exercised at anytime. The options issued to consultants to purchase 200,000 shares of its common stock, at an exercise price of $0.875, have a weighted average remaining contractual life of 6.25 years.

     In December, 1999, the Company issued to a former officer and director of the Company 20,000 shares of Common Stock as a result of such individual's exercise of his options to purchase such shares at an exercise price of $0.05 per share.

     In June, 1999, the Company entered into a settlement agreement with Leroux Creek Food Corporation and its President, which resulted in the Company being relieved of its prior agreement to issue to Leroux Creek and its President options to purchase an aggregate of 750,000 shares of Common Stock at an aggregate purchase price of $75,000.

NOTE 8 - Stockholders' Equity

     Preferred Stock

     The Company has 15,000,000 shares of preferred stock, $0.0001 par value, authorized.


     Series A Convertible Preferred Stock

     At March 31, 2000, the Company has 500,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") issued and outstanding. The Series A Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series A Preferred is convertible into one share of common stock.


     Series B Non-Convertible Preferred Stock

     At March 31, 2000, none of Series B Non-Convertible Preferred Stock ("Series B Preferred") was issued and outstanding. The Series B Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series B Preferred is subject to certain redemption and liquidation provisions, as defined.


     Series C Convertible Preferred Stock

     At March 31, 2000, none of Series C preferred was issued and outstanding and 1,592,909 shares were subscribed in connection with the private placement offering. The Series C Preferred is subject to certain conversion, redemption and liquidation provisions, as defined. In addition, each share of Series C Preferred is convertible into the Company's common stock based on a defined formula.

     Common Stock

     Phlo has 25,000,000 authorized shares of common stock par value of $0.0001 per share (the "Common Stock"), of which 24,328,255 shares were issued and outstanding at March 31, 2000.

1) In October and November, 1999, in consideration of $121,500, the Company sold an aggregate of 303,750 shares of Common Stock, of which 253,750 shares have been issued as of March 31, 2000.

2) In March 2000, in consideration of $165,000, the Company sold an aggregate of 165,000 shares of Common Stock, none of which have been issued as of March 31, 2000.

3) For the year ended March 31, 2000 Company issued 855,243 shares of common stock and 150,000 common stock subscriptions with a fair value of $28,555 and $18,000, respectively, for services rendered to the Company by third parties.

     Warrants

1) In March, 2000, the Company entered into an exclusive license agreement for all uses, worldwide, of a proprietary composition consisting of an ester (derivative) of Vitamin E combined with a delivery system. In connection with the execution of this license agreement, the Company issued the licensor of the technology, a warrant to purchase 200,000 shares of the common stock of the Company at an exercise price of $0.05 per share.

2) During the fiscal year, the Company issued warrants to purchase 16,666 shares of Common Stock at an exercise price of $0.10 per share in consideration for advertising services rendered.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its warrants under the fair value method of SFAS 123. The weighted-average fair value of warrants granted was $0.12 per share. The fair market value for these warrants was estimated at the date of grant using a Black-Scholes warrant-pricing model with the following weighted-average assumptions for the year ended March 31, 2000:

                                   ASSUMPTIONS
     ---------------------------------------------------------------------------
     Risk-free rate                                                     5.00%
     Dividend yield                                                       --
     Volatility factor of the expected market price                   182.70%
     Average life                                                    5 Years

     The Black-Scholes valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective input assumptions can materially affect the fair value estimated, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options and warrants.

     For purposes of pro forma disclosures, the estimated fair value of the warrants is amortized to expense over the vesting period of the warrants. The Company's pro forma information for the year ended March 31, 2000 is as follows:


     Net Loss - As reported                                        $(2,831,579)
     Net Loss - Pro forma                                          $(3,482,030)

     Pro forma net loss per share:
                   - Basic                                              $(0.14)
                   - Diluted                                            $(0.14)

     The warrants issued during the year ended March 31, 2000, have a weighted average remaining contractual life of 4.5 years. The warrant to purchase 5,420,426 shares of common stock issued to an officer of the Company are exercisable on June 30, 2000. All other warrants are exercisable as of March 31, 2000.

     Unit Offerings

1) On March 30, 1999, the Company completed the sale, as part of a private placement offering, of 984,364 units of securities for an aggregate purchase price of $0.46 per unit (the "Unit Offering"). Each unit consists of two shares of the common stock, par value $0.0001, 0.216 of a share of the Series C Preferred and the right to purchase one (1) additional share of the common stock and 0.108 of additional share of Series C Preferred. Total proceeds from the sale of these units amounted to $453,031. None of the rights to purchase additional shares of common stock and Series C Preferred Stock was exercised prior to the expiration of such rights. Of the total proceeds, $430,894 was received prior to March 31, 1999 and the remaining balance of $22,137 was received shortly after March 31, 1999.
     As of March 31, 2000, such common stock and Series C Preferred Stock have not been issued. Accordingly, these common stock and Series C Preferred are presented as shares subscribed but not yet issued on the accompanying balance sheet.

     In connection with the Unit Offering, the Company has agreed to issue a warrant providing for the purchase of 9,606,682 shares of Common Stock at an exercise price of $0.01 per share, which warrant has not been issued as of March 31, 2000, and the Company has issued in September, 1999, a warrant providing for the purchase of 2,401,670 shares of Common Stock at an exercise price of $0.01 per share.

2) In June 1999, in consideration for $500,000, the Company sold 2,312,872 shares of Common Stock and 238,051.5 shares of Series C Preferred. All of the Common Stock and none of shares of the Series C Preferred have been issued as of March 31, 2000.

3) In April and May, 1999, in consideration for $80,000, the Company sold units representing an aggregate of 173,913 shares of Common Stock and 18,782 shares of Series C Preferred. All of the shares of Stock and no shares of the Series C Preferred issuable in connection with this transaction have been issued as of March 31, 2000.

NOTE 9 - Debt

     Debt as of March 31, 2000 consists of the following:

     Term note payable with interest due monthly at a rate
     of 12% per annum. The note matured on March 31, 1998
     when principal and unpaid interest was due. The note is
     currently in default. No action has been taken or
     threatened against the Company to enforce the note. The
     Company continues to accrue interest on this note.                $600,000

     Term note payable with interest at a rate of 12% per
     annum. Principal and accrued interest are payable at
     the note's maturity date on February 12, 2001.                      50,000
`
     Note payable with principal plus an interest payment of
     $10,000 are payable at the note's maturity on June 27,
     1997. The holder of the note has initiated an action to
     enforce the note. The Company continues to accrue
     interest on this note.                                             100,000

     Note payable with interest at a rate of 12% per annum.


     Principal and interest are payable at the note's
     maturity date on November 24, 2000. The Company
     continues to accrue interest on this note.                         100,000

     Note payable with principal plus an interest payment of
     $5,000 were payable at the loan's maturity date on
     March 31, 1998. The parties agreed to convert this debt
     into equity, however, this conversion has not taken
     place to date, and therefore, the note is in default.
     The Company continues to accrue interest on this note.
     The holder has agreed informally to extend the date of
     maturity in order to consummate the conversion.                     45,000

     Note payable with principal plus an interest payment of
     $5,000 was payable on the note's maturity date on March
     30, 1998. The parties agreed to revise the terms of the
     note to provide for an increase in interest payable
     from $5,000 to $10,000 and a maturity date of December
     31, 1998. The note is currently in default. No action
     has been taken or threatened against the Company to
     enforce the note. The Company continues to accrue
     interest on this note.                                              45,000

     Note payable with interest at a rate of 14% per annum.
     The Note matured on December 31, 1999, when principal
     and unpaid interest was due. The holder has obtained a
     summary judgment against the Company. The Company
     believes that the holder engaged in intentional conduct
     which resulted in damage to the Company and has filed
     an action against the holder in federal court which is
     currently pending. In connection with the note, the
     Company issued warrants to the holder and another
     individual to purchase an aggregate of 500,000 shares
     of common stock at an exercise price of $0.20 per share
     upon issuance of the note and warrants to the holder to
     purchase an aggregate of 200,000 shares of the common
     stock in connection with its option to extend the
     maturity date of the note to December 31, 1999. In
     addition, to secure repayment of the note, the Company
     issued to a trustee of the holder 105,875 shares of
     common stock and 11,441 shares of Series C Convertible
     Preferred Stock. The Company continues to accrue
     interest on this note.                                             250,000

     Note payable with interest at a rate of 10%. Principal
     and interest are payable at the note's maturity date of
     December 31, 2000. In consideration of this loan and
     two prior bridge loans, the Company issued warrants to
     purchase 200,000 shares of common stock.                            104,000

     Note payable in the original principal amount of
     $25,000 with interest at a rate of 10% per annum. The
     Note matured on July 2, 1999, when principal and unpaid
     interest was due. The the note is currently in default,
     although partial payment has been made subsequent to
     the maturity date. No action has been taken against the
     Company to enforce the note. The Company continues to
     accrue interest on this note. In connection with the
     note, the Company issued a warrant to purchase 5,000
     shares of common stock at an exercise price of $0.04
     per share.                                                          18,500

     Convertible notes payable with interest accruing at a
     rate of one percentage point (1%) above the prime rate.
     Principal and interest are payable at the notes'
     maturity dates which fall within May and June, 2001.
     After December 31, 1999, the principal under the notes
     is convertible, at the option of the holder, into
     shares of the Company's common stock at a conversion
     price of $0.22 per share. A holder of one convertible
     note in the principal amount of $100,000 exercised his
     option to convert the note into shares of common stock
     subsequent to March 31, 2000.                                      400,000

     Bridge notes with interest at a rate of one percentage
     point (1%) above the prime rate. The notes matured on
     March 31, 2000, when principal and unpaid interest was
     due. The notes are currently in default. No action has
     been taken or threatened against the Company to enforce
     the notes. The Company continues to accrue interest on
     these notes.                                                       100,000
                                                                     ----------

        Total Long-Term Debt                                         $1,812,500

     Less: Current Portion                                           $1,412,500
                                                                     ----------

     Long-Term Debt, net of current portion                            $400,000
                                                                    ===========

NOTE 10 - Commitments and Contingencies

     Employment Agreement

     The Company has one employment agreement with an executive of the Company is that expires in the year 2001. The annual commitment for compensation is approximately $150,000 each year.

     Loan Guarantee

     The Company is a guarantor of loan obtained by an unrelated party in connection with a purchase agreement. In addition, payments of the loan are secured by the Company's assets. Total outstanding balance of the loan at March 31, 2000 was approximately $65,000.

     Litigation

     The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

     On February 12, 1999, a judgment in the amount of $1,064,616 was entered against X-Treem. Such amount has been accrued and included in accrued expenses at March 31, 2000.

     Payroll Taxes

     The Company has not paid payroll taxes since the fourth quarter 1997 totalling $434,137. The Company is in the process of filing all unfiled returns and has accrued estimated penalties and interest of $220,500.

     Lease

     The Company occupies its premises subject to a noncancelable lease agreement expiring in March 2004. The Company will pay a fixed monthly rent plus real estate taxes.

     Future minimum payments under an operating lease are as follows at March 31, 1999.

         For the Year Ending
              March 31,                                    Amount
       -------------------------------------------------------------
             2001                                         121,805
             2002                                         121,805
             2003                                         121,805
             2004                                          30,450
                                                        ---------

       Total minimum lease payments                     $ 395,865
                                                        =========


     Rent expense for the years ended March 31, 2000 and 1999 was $94,772 and $70,410, respectively. In connection with the above lease, a refundable security deposit in the amount of $30,063 is being held by the landlord.

NOTE 11 - Economic Dependency

     Major Customers

     The Company sells a substantial portion of its products to three customers. During the year ended March 31, 2000, sales to these customers were $267,301, $239,710, and $123,753, or 23.75%, 21.30%, and 10.99%,
     respectively, for the year ended March 31, 2000. As of March 31, 2000, the amounts due from these customers included in accounts receivable were $18,540, $0, and $0, respectively.

     Major Suppliers

     The Company purchased a substantial portion of its raw materials from one supplier for the year ended March 31, 2000.

NOTE 12 - Subsequent Events

A)   Notes Payable

     The following note was issued by the Company subsequent to March 31, 2000, in conjunction with financing activities:

     In June, 2000, a Senior Subordinated Note in the principal amount of $500,000 was entered into with simple interest accruing at an annual rate of six percent (6%) and payable of the note's mauturity date of December 22, 2000. Principal and interest are payable in stock at the option of the Company. The Company agreed to issue to the holders of the notes warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $0.50 per share.

B)   Equity

1) In April and May, 2000, in consideration of $147,500, the Company issued 98,333 shares of common stock.

2) The Company issued 22,250 shares of common stock and warrants to purchase an aggregate of 84,166 shares of common stock in consideration for services rendered, including legal services, advertising and marketing services, and financial services. Additionally, the Company is obligated, pursuant to various existing agreements, to issue 450,000 shares of common stock (or equivalents) in connection with the provision of services to the Company.

                                    PART III


Item 8. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

     The names and ages of the directors, executive officers, significant employees, and promoters of the Company are set forth below.

      Name                          Age    Position Held
      ----                          ---    -------------

James B. Hovis                      50     President & CEO, Director

Robert Sipper                       46     Chief Operating Officer,
                                           Director

Anne P. Hovis                       40     Executive Vice President, General
                                           Counsel, Secretary & Director

Allen G. Hoube', Jr.                39     Vice President, Production Operations


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

     Anne P. Hovis, Executive Vice President, General Counsel, Secretary and a Director. Mrs. Hovis is responsible for managing the day-to-day administration of the Company and assists Messrs. Hovis and Sipper in the overall management of the Company. She is also responsible for the legal affairs of the Company, including intellectual property protection, compliance with FDA regulations, securities filings, compliance with applicable laws, and negotiation of agreements with distributors and co-packers. Mrs. Hovis also assists Mr. Hovis in the Company's transactional activities, including financings and acquisitions. Previously, Mrs. Hovis was an attorney with Anderson, Hibey & Blair, a Washington, D.C. based firm, where she specialized in corporate legal and international trade policy matters. Prior to this, Mrs. Hovis was an attorney with Lane & Mittendorf, where she participated in the firm's corporate transactional (including stock and asset acquisitions and commercial lending facilities) and international trade practices. Mrs. Hovis has a B.A. from New York University and a J.D. degree from the Georgetown University Law Center. She is a member of the District of Columbia Bar.

     Allen G. (Skip) Hoube', Jr., Vice President of Production Operations. Mr. Hoube is responsible for coordinating the production of the Company's beverage products, including inventory and quality control, raw material and production scheduling, and identification of new production facilities to accommodate nationwide distribution. Previously, Mr. Hoube served as Director of Quality Assurance for Premium Beverage Packers, Inc. Formerly, he was the Contract Manufacturing Manager for Royal Crown Company, Inc. and the Director of Operation for Tribev Corp. (a division of Royal Crown). He also served as President and General Manger of RC Cola Canada Ltd. Mr. Hoube has a B.S. in Biochemistry from Auburn University.


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

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended March 31, 2000, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 9. EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid to the executive officers for the fiscal year ending March 31, 2000.

                           Summary Compensation Table

                                                                                                 Long-Term Compenation
                                                                                                 ---------------------
                               Annual Compensation Awards                                         Awards     Payouts
                            -------------------------------                                      ---------   ---------
   (a)                       (b)         (c)                    (d)        (e)         (f)          (g)        (h)
                                                               Other                 Securities
                                                               Annual    Restricted  Under-                   All Other
                                                               Compen-   Stock       lying         L/TIP      Compen-
Name and                                                       sation    Awards      Options/      Payouts    sation
Principal Position          Year         Salary      Bonus       ($)       ($)       SARa (#)       ($)       ($)
------------------------------------------------------------------------------------------------------------------------
James B. Hovis
President and CEO            1999       $165,000       -0-       -0-       -0-       -0-           -0-       -0-

Robert J. Sipper
COO                          1999       $150,000       -0-       -0-       -0-       -0-           -0-       -0-

Anne P. Hovis                1999       $135,000       -0-       -0-       -0-       -0-           -0-       -0-
Exec. Vice President
General Counsel &
Secretary

Allen Hoube, VP
Production                   1999       $125,000       -0-       -0-       -0-       -0-           -0-       -0-
Operations


Compensation of Directors

     The names of the directors of the Company as of March 31, 2000, are James
B. Hovis, Robert J. Sipper, and Anne P. Hovis. Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company. No payments were made to directors during the year ended March 31, 2000, for services provided as a director.


Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     As of April 4, 1996, the Company entered into a five (5) year employment agreement with Robert Sipper pursuant to which Mr. Sipper served as the Company's President and Chief Executive Officer. The agreement, which was amended in February, 1997, provides for Mr. Sipper to receive a salary of $150,000 per annum. Pursuant to the Stock Exchange Transaction, which involved a change in control of the Company, Mr. Sipper relinquished his positions as President and CEO of the Company in December, 1998, and became the Company's Chief Operating Officer.


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


ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 31, 2000, certain information with respect to the beneficial ownership of common stock and preferred stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:

--------------------------------------------------------------------------------
Name and Address of
Beneficial Owner (1)
                                          Percentage               Percentage(%)
                        Shares of         (%) of       Shares of   of Total
                        Common Stock      Common       Preferred   Combined
                        Owned             Stock (2)    Stock       Vote(2)
--------------------------------------------------------------------------------
James B. Hovis          8,795,260(3)       28.77%        0         28.77%
--------------------------------------------------------------------------------
Anne P. Hovis           8,761,380(4)       28.66%        0         28.66%
--------------------------------------------------------------------------------
Edward J. Mathias       6,083,075(5)       19.90%        0         19.90%
--------------------------------------------------------------------------------
Robert J. Sipper        6,245,426(6)       20.43%        0         20.43%
--------------------------------------------------------------------------------
Allen G. Hoube, Jr.       439,188           1.44%                   1.44%
--------------------------------------------------------------------------------
All officers and
directors as a
group (four persons)   15,479,874          50.63%                  50.63%
--------------------------------------------------------------------------------

(1) The address of each Stockholder shown above except as otherwise indicated is c/o Phlo Corporation, 475 Park Avenue South, 7th Floor, New York, New York 10016.

(2) Based upon 24,328,255 shares of common stock outstanding as of March 31, 2000, and warrants and options to purchase shares of Common Stock exercisable by the listed individuals which are outstanding as of March 31, 2000.

(3) Includes 5,745,349 shares as to which Mr. Hovis has sole voting power, 3,016,031 shares as to which he shares the power to dispose with his wife, Anne P. Hovis, and an aggregate of 33,380 shares as to which Mr. Hovis has indirect beneficial ownership as trustee for his sons under the Uniform Gift to Minors Act of the Commonwealth of Virginia.

(4) Includes 3,016,031 shares as to which Mrs. Hovis has sole voting power and 5,745,349 shares as to which she shares the power to dispose with her husband, James B. Hovis.

(5) Mr. Mathias' address is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Washington, D.C. 20004-2505

(6) Includes options issued in December 1998 to purchase 425,000 shares of common stock, exercisable at $.05 per share, options issued in January 1998 to purchase 200,000 shares of common stock, exercisable at $0.16 per share, options issued in September 1997 to purchase 100,000 shares of common stock,exercisable at $.05 per share, options issued in June 1997 to purchase 100,000 shares of common stock, exercisable at $0.875 per share, and a warrant issued in June 1999 to purchase 5,420,426 shares of common stock at an exercise price of $0.12 per share.

Item 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     James B. Hovis and Anne P. Hovis are husband and wife.


ITEM 12. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a)(1) Financial Statements.

     The following financial statements are included in Part II, Item 7:

         Index to Consolidated Financial Statements

         Report of Independent Auditors                                      F-1

         Consolidated Balance Sheet as of March 31, 2000                     F-2

         Consolidated Statements of Operations for the years ended
          March 31, 2000 and 1999                                            F-3

         Consolidated Statements of Stockholders' Equity for the
         years ended March 31, 2000 and 1999                           F- 4  F-5

         Consolidated Statements of Cash Flows for the years
          ended March 31, 2000 and 1999                                F-6   F-7

         Notes to Consolidated Financial Statements                   F-8 - F-18

(a) (2) Exhibits

     A list and description of exhibits filed as part of this Form 10-KSB is provided in the attached Exhibit Index.

Item 27. Exhibits.

3.01*       Certificate of Incorporation of the Company.

3.02*       Amendment of Certificate of Incorporation.

3.03****    Certificate of Amendment of Certificate of Incorporation.

3.04*       By-Laws of the Company.

3.05*       Form of Certificate of Designation of Series A Preferred Stock.

3.06*       Form of Certificate of Designation of Series B Preferred Stock.

4.01*       Specimen Certificate for shares of Common Stock.

4.04*       Form of Underwriter's Unit Purchase Option.

10.02*      1996 Stock Plan.

10.07* Employment Agreement by and between the Company and Robert J. Sipper dated April 4, 1996.

10.12** Amendment No. 1 to Employment Agreement by and between the Company and Robert J. Sipper dated February 3, 1997.

10.21*** Asset Purchase Agreement by and between Company and The Brooklyn Brewery Corporation dated May 18, 1998.

10.22*** Agreement to Purchase and Market Brand Name and Recipes by and between Leroux Creek Food Corporation and the Company dated June 30, 1998.

10.23****   License Agreement between X-Treem Products Corporation and the
            Company dated December 1, 1998.

10.24****   Security Agreement between X-Treem Products Corporation and the
            Company dated December 1, 1998.

10.25****   Promissory Note, dated December 1, 1998, made by the Company in the amount of $100,000.

10.26****   Letter by Company, dated December 23, 1998, exercising Option.

10.27****   Promissory Note, dated December 23, 1999, made by the Company in the amount of $300,000.

10.28****   Bill of Sale dated December 1, 1998.


* Incorporated by reference to Registrant's Registration Statement on Form SB-2, and amendments thereto, Registration No. 333-3458 declared effective on July 30, 1996.

** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 (File No. 0-21079).

*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 (File No. 0-21079).

**** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 (File No. 0-21079).


(b) Reports on Form 8-K.

     None.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 18th day of March, 2000.

                                       Phlo Corporation

                                       By: /s/ James B. Hovis
                                            ------------------------------------
                                            James B. Hovis
                                            President & Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature                        Title                                Date
---------                        -----                                ----

/s/  James B. Hovis          President & CEO                     August 18, 2000
----------------------
James B. Hovis


/s/   Robert J. Sipper      Chief Operating Officer              August 18, 2000
----------------------
Robert J. Sipper


/s/  Anne P. Hovis          Exec. Vice President, General        August 18, 2000
----------------------      Counsel & Secretary
Anne P. Hovis