Form 10QSB
period 2000-06-30
PHLO CORP
filed 2000-08-21
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended June 30, 2000              Commission File Number  0-21079

                                PHLO CORPORATION
             (Exact name of small business issuer as specified in its charter)

                Delaware                               11-3314168
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)

            475 Park Avenue South
                 7th Floor
              New York, New York                          10016
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

                           Yes  _X_      No ___


   The number of shares outstanding of the issuer's common stock, as of July 31, 2000 is 24,755,503.

PHLO CORPORATION AND SUBSIDIARIES

INDEX
--------------------------------------------------------------------------------


                                                                    Page to Page
Item 1.  Financial Statements

   Consolidated Balance Sheet as of June 30, 2000
   [Unaudited] .........................................................   1-2

   Consolidated Statements of Operations for the three months
   ended June 30, 2000 and 1999 [Unaudited] ............................    3

   Consolidated Statement of Cash Flows [Unaudited] ....................   4-5

   Notes to Consolidated Financial Statements [Unaudited] ..............   6-22

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations ...........................  23-24

Signature ..............................................................    25

                                               PHLO CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEET [Unaudited]

                                                                   June 30, 2000
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
 Cash                                                                   $311,781
 Accounts receivable                                                      16,008
 Inventory                                                               230,902
                                                                        --------

       Total Current Assets                                             $558,691

PROPERTY AND EQUIPMENT, Net                                               19,186

OTHER ASSETS
 Goodwill - net of accumulated amortization
              of $135,000                                325,000
 Security deposits                                        30,063
                                                        --------

       Total Other Assets                                                355,063
                                                                        --------

       TOTAL ASSETS                                                     $932,940
                                                                        ========


   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEET [Unaudited]

                                                                   June 30, 2000
--------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable                                               $ 1,847,283
 Accrued expenses and taxes                                       2,789,335
 Current portion of long-term debt                                1,911,500
                                                                -----------

       Total Current Liabilities                                              6,548,118

OTHER LIABILITIES
 Long-term debt, less current portion                                           400,000
                                                                            -----------

       TOTAL LIABILITIES                                                      6,948,118

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIENCY Preferred stock, 15,000,000 authorized:
   Series A convertible stock, $0.0001 par value, 500,000 Shares
     authorized, issued and outstanding (liquidation preference $100,000)            50
   Series B non-convertible stock, none issued and outstanding                       --
   Series C convertible stock, $0.0001 par value, 3,000,000 shares
     authorized, 1,592,909 shares subscribed                                        159
   Common stock, $0.0001 par value, 25,000,000 shares authorized,
     24,328,298 shares issued and outstanding                                     2,476
   Common stock, $0.0001 par value, 3,244,888 shares subscribed                     324
   Additional paid-in capital                                                 3,962,878
   Accumulated deficit                                                       (9,981,065)
                                                                            -----------
       TOTAL STOCKHOLDERS' DEFICIENCY                                        (6,015,178)
                                                                            -----------
       TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIENCY                                                          $   932,940
                                                                            ===========


   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF OPERATIONS [Unaudited]

                              For the Three Months Ended June 30, 2000, and 1999
--------------------------------------------------------------------------------


                                                       2000             1999
                                                   -----------      -----------
SALES                                             $    196,440     $    461,709

COST OF SALES                                          162,675          299,903
                                                  ------------     ------------

       GROSS PROFIT                                     33,765          161,806

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                              726,610          841,822
                                                  ------------     ------------

       OPERATING LOSS                                 (692,845)        (680,016)
                                                  ------------     ------------

OTHER EXPENSES
 Interest expense                                      (72,547)         (33,135)
                                                  ------------     ------------

       TOTAL OTHER EXPENSE                             (72,547)         (33,135)
                                                  ------------     ------------

       NET LOSS                                   $   (765,392)    $   (713,151)
                                                  ============     ============

Weighted Average Common Shares Outstanding          20,884,282       14,645,456
                                                  ============     ============
Net Loss Per Share (Basic and Diluted)            $      (0.04)    $      (0.05)
                                                  ============     ============


   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS [Unaudited]

                               For the Three Months Ended June 30, 2000 and 1999
--------------------------------------------------------------------------------


                                                         2000          1999
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $  (765,392)   $  (713,151)
                                                     -----------    -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Stock-based compensation                              12,770             --
    Depreciation  and amortization                        24,952         15,843
     (Increase)decrease in accounts receivable            53,382       (173,351)
     (Increase)decrease in inventory                     103,724       (263,276)
      Decrease in other current assets                                   33,804
      Increase in security deposits                                      25,607
      Increase in accounts payable                        53,726        178,170
      Increase in accrued expenses and taxes             136,991        354,000
      Increase in current portion of long term debt      499,000             --
                                                     -----------    -----------

       TOTAL ADJUSTMENTS                                 884,545        170,897
                                                     -----------    -----------

       NET CASH USED IN OPERATING ACTIVITIES             119,153        542,254
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 (Pay-down)Proceeds from long-term debt
 Proceeds from issuance of capital stock                 147,489        580,020
                                                     -----------    -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES     $   147,489    $   580,020
                                                     -----------    -----------



      The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES

                                      For the Years Ended June 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                         2000             1999
                                                       --------         --------
       NET INCREASE IN CASH                            $266,642         $ 37,766

CASH - Beginning                                         45,139           12,790
                                                       --------         --------
CASH - Ending                                          $311,781         $ 50,556
                                                       ========         ========


   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------


NOTE 1 - Company Activities

Phlo Corporation, and its subsidiaries (hereinafter collectively referred to as the "Company") is engaged in the distribution and sale of beverages. The Company sells its beverages to distributors, who offer the beverages for sale in high volume chain stores, such as supermarkets, and in small retail outlets, such as delicatessens and convenience stores. Additionally, the Company has been developing, acquiring, and exclusively licensing proprietary (patented and patent-pending) technology of a nutraceutical, biotechnological, and/or pharmaceutical nature.

The Company's current beverage line is sold under the McCoy's name and includes ice teas, green teas, lemonade and fruit drinks. In June 2000, the Company announced the introduction of its newest line of beverages, "ZO - Vital Cell Defense", featuring its proprietary (patent-pending) composition with controlled-release capability which is designed to protect cells from the oxidative stress of aging and to stimulate cell repair. The launch of the Vital Cell Defense line marks the successful commercialization of one of the Company's biotechnologies.

In July, 1999, the Company incorporated Phlo Beverage Products Company to conduct the business of producing and selling McCoy's beverages. In August, 1999, the Company incorporated Phlo System, Inc. to conduct the Company's biotechnology-related activities. The Company also has two subsidiaries which were not operating entities during the fiscal quarter, X-Treem Products Corporation ("X-Treem") and Quigley's Orchard, Inc.

On October 22, 1998, the Company agreed to acquire the capital stock of a beverage company, X-Treem, through an exchange of stock with the shareholders of X-Treem (the "Stock Exchange Transaction"). On April 2, 1999, the agreement was amended so as not to require Phlo's stock to be reverse-split, as initially intended. As a result, the additional shares that would be issuable under the amended agreement could not be issued because Phlo did not have enough authorized shares to do so. Based on the amendment, Phlo would be required to issue a total of 156,877,611 shares of common stock (assuming the conversion of all convertible securities and the exercise of all warrants in connection with such exchange transaction) to acquire 100% of the outstanding X-Treem capital stock and outstanding warrants to purchase X-Treem common stock from the holders thereof.

As of March 31, 2000, 28,838 shares of X-Treem capital stock representing 96.47% of the total outstanding shares have been exchanged for Phlo shares which have been issued out of authorized shares or are yet to be issued. In order to complete the Stock Exchange Transaction with respect to those shareholders of X-Treem who have elected to participate in the exchange transaction, the Company is required to issue 941,160 additional shares of common stock and 1,112,010 shares of Series C Preferred Stock.

On June 1, 1999, 281,866 shares of the Series C Convertible Preferred Stock (the "Series C Preferred") were issued to X-Treem shareholders, along with 2,608,316 shares of Phlo common stock, in exchange for such X-Treem shareholders' tendering their shares of X-Treem stock. In addition, 731,683 shares of Series C Preferred and 6,770,835 shares of common stock were also issued to three shareholders who had previously tendered their X-Treem shares at the outset of the Stock Exchange Transaction. These share issuances were intended as a partial issuance until there were sufficient authorized shares to complete the Stock Exchange Tranaction. When sufficient shares are authorized and the Stock Exchange Transaction is completed, all former X-Treem shareholders who participated in the Stock Exchange Transaction will have received Phlo shares on a pro rata basis based on their ownership of X-Treem stock.

In addition, as disclosed above and in Note 8, the Company has issued additional shares of common stock which, after taking into consideration the total outstanding stock warrants and options, would, if such warrants and options were fully exercised, cause the overall outstanding shares to exceed the 25,000,000 shares the Company presently has authorized. As of June 30, 2000, there are 24,328,298 common shares issued and outstanding. In addition, options and warrants to purchase 2,438,333 and 8,743,762 shares of common stock are also outstanding, respectively.

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

Contemporaneously with the filing of this Form 10-QSB, the Company is filing an information statement with the Securities and Exchange Commission. Following a brief comment period, a mailing of the information statement to shareholders, and a waiting period of 20 days, the Company will file an amended certificate of incorporation with the State of Delaware increasing the number of authorized shares of common stock to accommodate the shares currently due under the terms of the Stock Exchange Transaction.

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

Goodwill

     Goodwill in connection with acquisitions is being amortized on a straight-line basis over a five-year period. Amortization of goodwill charged to operations for the years ended June 30, 2000 and June 30, 1999 amounted to $23,000 and $10,000 respectively.

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

Research and Development

     Research and development costs of $0 and $0 are expensed as incurred during the three months ended June 30, 2000 and June 30, 1999.

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

Net (Loss) Per Share

     The Company adopted the provision of SFAS No. 128, "Earnings Per Share". Basic EPS is computed by dividing income (losses) available to common stockholders by the weighted-average number of common shares outstanding for the period adjusted retroactively to April 1, 1997 for the shares issued in the recapitalization. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents have been excluded from the calculation of diluted EPS for 2000 and 1999, as such inclusion is anti-dilutive.

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

NOTE 3 - Going Concern

     As shown in the accompanying financial statements, the Company incurred a net loss of $765,392 during the three months ended June 30, 2000. As of June 30, 2000, the Company's current liabilities exceeded its current assets by $5,489,427 and its total liabilities exceeded its total assets by $5,515,178. The Company is delinquent in connection with various obligations including, but not limited to, trade payables, accrued payroll taxes, and notes payable. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue through the expansion of its beverage product lines.

     Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through March 31, 2001 and beyond. Among the actions taken, the Company anticipates generating more revenue through the expansion of its beverage lines, particularly through the introduction of beverage products containing proprietary (patented and/or patent-pending) biotechnology, and the raising of additional funds through private placement offerings of its securities. No assurance can be made that the management will be successful in achieving its plan.

NOTE 4 - Property and Equipment

     Property and equipment consists of the following at June 30, 2000:

     Furniture and fixtures                                         $33,232
     Less: Accumulated depreciation                                  14,046
                                                                    -------
            Net                                                     $19,186
                                                                    =======

     Depreciation expense for the years ended June 30, 2000 and 1999 was $1,952 and $5,843, respectively.

NOTE 5 - Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market value and consist of the following at June 30, 2000:

     Raw materials                                                 $ 62,176
     Finished goods                                                 168,726
                                                                   --------
          Total                                                    $230,902
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

     As of June 30, 2000, the Company estimated the available NOL carryforwards to be approximately $10,616,000 and the Company's total deferred tax assets relating to the carryforwards amounted to approximately $3,609,000 which expire though March 31, 2020. The Company has a valuation allowance for the full assessment of the deferred tax assets at March 31, 2000 as management does not believe it is more likely than not that the valuation of the asset is recoverable.

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

     A summary of stock option activity is as follows:

                                                              Weighted Average
                                                 Number       Exercise Price
                                               of Options      Common Stock
                                               ----------    -----------------

     Balance - April 1, 1997                       58,333          $7.20

     Options granted                            1,550,000           0.46
     Options exercised                                --
     Options cancelled                                --
                                               ---------

     Balance - March 31, 1998                   1,608,333           0.48

     Option granted                             1,600,000          0.075
     Option cancelled                                 --
     Option exercised                                 --
                                               ---------

     Balance - March 31, 1999                   3,208,333          $0.26
                                               ---------

     Options granted                                  --
     Options exercised                             20,000           0.05
     Options cancelled                            750,000           0.10
                                               ---------
     Balance - March 31, 2000                   2,438,333           0.33
     Balance - June 30, 2000                    2,438,333           0.33

     Exercisable at June 30, 2000               2,438,333           0.33

----------
     The options issued to officers, directors and employees expire in four (4) to nine (9) years and may be exercised at anytime. The options issued to consultants to purchase 200,000 shares of its common stock, at an exercise price of $0.875, have a weighted average remaining contractual life of 6.25 years.

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

     Series A Convertible Preferred Stock

     At June 30, 2000, the Company has 500,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") issued and outstanding. The Series A Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series A Preferred is subject to certain conversion, redemption and liquidation provisions, as defined.

     Series B Non-Convertible Preferred Stock

     At June 30, 2000, none of Series B Non-Convertible Preferred Stock ("Series B Preferred") was issued and outstanding. The Series B Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series B Preferred is subject to certain redemption and liquidation provisions, as defined.

     Series C Convertible Preferred Stock

     At June 30, 2000, none of Series C preferred was issued and outstanding and 1,592,869 shares were subscribed in connection with the private placement offering (see below). The Series C Preferred is subject to certain conversion, redemption and liquidation provisions, as defined. In addition, each share of Series C Preferred is convertible into 100 shares of the Company's common stock.

     Immediately subsequent to the filing of this Form 10-KSB, the Company is filing an information statement with the SEC. Following a brief comment period, a mailing of the information statement to shareholders, and a waiting period of 20 days, the Company will file an amended certificate of incorporation with the Secretary of State of Delaware increasing the number of authorized shares of common stock to accommodate the shares currently due to be issued under the terms of the Stock Exchange Transaction and to confer on the board of directors blank check authority to issue classes and series of stock without further shareholder action.

     Common Stock

     Phlo has 25,000,000 authorized shares of common stock, par value of $0.0001 per share (the "Common Stock"), of which 24,328,255 shares were issued and outstanding at March 31, 2000.

3) In April and May, 2000, in consideration of $147,500, the Company issued an aggregate of 98,333 shares of common stock.

4) In June, 2000, the Company issued an aggregate of 22,250 shares of common stock and warrants to purchase an aggregate of 84,166 shares of common stock in consideration for services rendered, including legal services, advertising and marketing services, and financial services. Additionally, the Company is obligated, pursuant to various existing agreements, to issue 550,000 shares of common stock (or equivalents) in connection with the provision of services to the Company.


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

     The warrants issued during the year ended March 31, 2000, have a weighted average remaining contractual life of 4.5 years. All existing warrants are exercisable as of June 30, 2000.

     Unit Offerings

1) On March 30, 1999, the Company completed the sale, as part of a private placement offering, of 984,364 units of securities for an aggregate purchase price of $0.46 per unit (the "Unit Offering"). Each unit consists of two shares of the common stock, par value $0.0001, 0.216 of a share of the Series C Preferred and the right to purchase one (1) additional share of the common stock and 0.108 of additional share of Series C Preferred. Total proceeds from the sale of these units amounted to $453,031. None of the rights to purchase additional shares of common stock and Series C Preferred Stock was exercised prior to the expiration of such rights. As of June 30, 2000, such common stock and Series C Preferred Stock have not been issued. Accordingly, these common stock and Series C Preferred are presented as shares subscribed but not yet issued on the accompanying balance sheet.

     In connection with the Unit Offering, the Company has agreed to issue a cashless warrant providing for the purchase of 9,606,682 shares of Common Stock at an exercise price of $0.01 per share, which warrant has not been issued as of March 31, 2000.

2) In June 1999, in consideration for $500,000, the Company sold 2,312,872 shares of Common Stock and 238,051.5 shares of Series C Preferred. All of the Common Stock and none of shares of the Series C Preferred have been issued as of March 31, 2000 (See Note 1).

3) In April and May, 1999, in consideration for $80,000, the Company sold units representing an aggregate of 173,913 shares of Common Stock and 18,782 shares of Series C Preferred. All of the shares of Stock and no shares of the Series C Preferred issuable in connection with this transaction have been issued as of March 31, 2000 (See Note 1).

NOTE 9 - Debt

     Debt as of June 30, 2000 consists of the following:

     Term note payable with interest due monthly at a rate
     of 12% per annum. The note matured on March 31, 1998
     when principal and unpaid interest was due. The note is
     currently in default. No action has been taken or
     threatened against the Company to enforce the note. The
     Company continues to accrue interest on this note.                $600,000

     Term note payable with interest at a rate of 12% per
     annum. Principal and accrued interest are payable at
     the note's maturity date on February 12, 2001. The
     Company continues to accrue interest on this note.                  50,000

     Note payable with principal plus an interest payment of
     $10,000 are payable at the note's maturity on June 27,
     1997. The holder of the note has initiated an action to
     enforce the note.                                                  100,000

     Note payable with interest at a rate of 12% per annum.
     Principal and interest are payable at the note's
     maturity date on November 24, 2000. The Company
     continues to accrue interest on this note.                         100,000

     Note payable with principal plus an interest payment of
     $5,000 were payable at the loan's maturity date on
     March 31, 1998. The parties agreed to convert this debt
     into equity, however, this conversion has not taken
     place to date, and therefore, the note is in default.
     The Company continues to accrue interest on this note.
     The holder has agreed informally to extend the date of
     maturity in order to consummate the conversion.                     45,000

     Note payable with principal plus an interest payment of
     $5,000 was payable on the note's maturity date on March
     30, 1998. The parties agreed to revise the terms of the
     note to provide for an increase in interest payable
     from $5,000 to $10,000 and a maturity date of December
     31, 1998. The note is currently in default. No action
     has been taken or threatened against the Company to
     enforce the note. The Company continues to accrue
     interest on this note.                                              45,000

     Note payable with interest at a rate of 14% per annum.
     The Note matured on December 31, 1999, when principal
     and unpaid interest was due. The holder has obtained a
     summary judgment against the Company. The Company
     believes that the holder engaged in intentional conduct
     which resulted in damage to the Company and has filed
     an action against the holder in federal court which is
     currently pending. In connection with the note, the
     Company issued warrants to the holder and another
     individual to purchase an aggregate of 500,000 shares
     of common stock at an exercise price of $0.20 per share
     upon issuance of the note and warrants to the holder to
     purchase an aggregate of 200,000 shares of the common
     stock in connection with its option to extend the
     maturity date of the note to December 31, 1999. In
     addition, to secure repayment of the note, the Company
     issued to a trustee of the holder 105,875 shares of
     common stock and 11,441 shares of Series C Convertible
     Preferred Stock.                                                   250,000

     Note payable with interest at a rate of 10%. Principal
     and interest are payable at the note's maturity date of
     December 31, 2000. In consideration of this loan and
     two prior bridge loans, the Company agreed to issue
     shares of the Company's common and convertible
     preferred stock to the holder representing
     approximately 200,000 shares of common stock on a fully
     converted basis.                                                   104,000

     Note payable in the original principal amount of $25,000 with interest at a rate of 10% per annum.  The Note matured on
     July 2, 1999, when principal and unpaid interest was due.  The the note is currently in default, although partial payment has been made subsequent to the maturity date. No action has
     been taken against the Company to enforce the note. The Company continues to accrue interest on this note.  In connection
     with the note, the Company issued a warrant to purchase 5,000
     shares of common stock at an exercise price of $0.04 per share.     17,500

     Convertible notes payable with interest accruing at a rate of one percentage point (1%) above the prime rate.  Principal and interest are payable at the notes' maturity dates which
     fall within May and June, 2001. After December 31, 1999,
     the principal under the notes is convertible, at the option of the holder, into shares of the Company's common stock
     at a conversion price of $0.22 per share.                          400,000

     Bridge notes with interest at a rate of one percentage
     point (1%) above the prime rate. The notes matured on
     March 31, 2000, when principal and unpaid interest was
     due. The notes are currently in default. No action has
     been taken or threatened against the Company to enforce
     the notes. The Company continues to accrue interest on
     these notes.                                                       100,000

     In June, 2000, a Senior Subordinated Note in the principal amount of $500,000 was entered into with simple interest accruing at an annual rate of six percent (6%) and payable of the note's mauturity date of December 22, 2000. Principal and interest are payable in stock at the option of the Company. In connection therewith, the Company agreed to issue to the holders of the notes warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $0.50 per share.

                                                                        500,000
                                                                     ----------

        Total Long-Term Debt                                         $2,311,500

     Less: Current Portion                                           $1,911,500
                                                                     ----------
     Long-Term Debt, net of current portion                          $  400,000
                                                                     ==========

NOTE 10 - Commitments and Contingencies

     Employment Agreement

     The Company has one employment agreement with an executive of the Company is that expires in the year 2001. The annual commitment for compensation is approximately $150,000 each year.

     Loan Guarantee

     The Company is a guarantor of loan obtained by an unrelated party in connection with a purchase agreement. In addition, payments of the loan are secured by the Company's assets. Total outstanding balance of the loan at June 30, 2000 was approximately $65,000.

     Litigation

     The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

     On February 12, 1999, a judgment in the amount of $1,064,616 was entered against X-Treem. Such amount has been accrued and included in accrued expenses at June 30, 2000.

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

     Future minimum payments under an operating lease are as follows at June 30, 2000.

         For the Year Ending
            June 30,                                      Amount
         --------------------------------------------------------
             2001                                         121,805
             2002                                         121,805
             2003                                         121,805
             2004                                          30,450
                                                        ---------
       Total minimum lease payments                     $ 395,865
                                                        =========

     Rent expense for the years ended June 30, 2000 and 1999 was $94,772 and $70,410, respectively. In connection with the above lease, a refundable security deposit in the amount of $30,063 is being held by the landlord.

     NOTE 11 - Economic Dependency

     Major Customers

     The Company sells a substantial portion of its products to three customers. During the three months ended June 30, 2000.

     Major Suppliers

     The Company purchased a substantial portion of its raw materials from one supplier for the year ended June 30, 2000.

Item 2:

PHLO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS [Unaudited]
--------------------------------------------------------------------------------

For the three months ended June 30, 2000 compared with the three months ended June 30, 1999.

The following discussion of the Company's financial condition as of June 30, 2000 and results of operations for the three months ended June 30, 2000 and 1999 includes Phlo Corporation and its subsidiary (collectively, the "Company") and should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this 10-QSB.

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

RESULTS OF OPERATIONS

The Company had a net loss of $765,392 for the three months ended June 30, 2000 as compared to a net loss of $713,151 for the three months ended June 30, 1999. The loss from operations for the three months ended June 30, 2000 is primarily due to the effect of increased selling costs including, but not limited to, promotional programs related to distribution of the Company's products to chain supermarkets and other costs related to the development of proprietary products.

The net sales for the Company for the three months ended June 30, 2000 was $196,440 as compared to $461,709 for the three months ended June 30, 1999. The Company had a gross profit of $33,765 or 17% as compared to a gross profit of $161,806 or 35% for the three months ended June 30, 2000 and 1999, respectively. The decrease in net sales is primarily due to the anticipation of the Company's distributor's of the introduction of the Company's new ZO-Vital Cell Defense beverage line and the discontinuance of a number of the McCoy's flavors which are being replaced by ZO-Vital Cell Defense.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss for the year ended March 31, 2000 and the period from April 1, 1999 through June 30, 1999 equal to $2,505,653 and $765,392, respectively. In addition the Company has a working capital deficit at June 30, 2000 equal to $5,489,427, approximately $4,100,000 is attributable to a non-operating subsidiary. Management anticipates that a significant portion of the current deficit of the Company will ultimately be eliminated. Other steps and actions are also expected to reduce or, possible, eliminate the current deficit, including plans to raise additional capital involving private placement of securities and plans for reducing losses from operations and ultimately realizing profitability by increasing sales.

Although the Company believes it will raise additional funding and make strides towards achieving profitable operations by the latter part of the fiscal year ending March 31, 2001, there can be no assurance that such additional funding will be successfully completed or that profitable operations will be achieved or achieved within the necessary time peroid. These conditions raise doubt about the Company's ability to continue as a going concern.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Phlo Corporation



August 18, 2000                         By: /s/ James B. Hovis
                                           -------------------------------------
                                           James B. Hovis
                                           President and Chief Executive Officer