Form 10QSB
period 2000-09-30
PHLO CORP
filed 2000-11-20
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 2000         Commission File Number  0-21079

                                PHLO CORPORATION
        (Exact name of small business issuer as specified in its charter)

                  Delaware                               11-3314168
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

            475 Park Avenue South
                 7th Floor
              New York, New York                            10016
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

                         Yes  __X__      No _____


     The number of shares outstanding of the issuer's common stock, as of October 31, 2000 is 24,755,503.

PHLO CORPORATION AND SUBSIDIARIES

INDEX
--------------------------------------------------------------------------------


                                                                    Page to Page
Item 1.  Financial Statements

   Consolidated Balance Sheet as of September 30, 2000
   [Unaudited] .........................................................   1-2

   Consolidated Statements of Operations for the three months
   and six months ended September 30, 2000 and 1999 [Unaudited].........    3

   Consolidated Statement of Cash Flows [Unaudited] ....................   4-5

   Notes to Consolidated Financial Statements [Unaudited] ..............   6-22

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations ...........................  23-24

Signature ..............................................................    25

                                               PHLO CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEET [Unaudited]

                                                              September 30, 2000
--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $29,304
  Accounts receivable                                                    14,886
  Inventory                                                             267,814
                                                                       --------

       Total Current Assets                                            $312,004

PROPERTY AND EQUIPMENT, Net                                              29,951

OTHER ASSETS
  Goodwill - net of accumulated amortization
             of $135,000                                 302,000
  Security deposits                                       30,063
                                                        --------

       Total Other Assets                                               332,063
                                                                       --------

       TOTAL ASSETS                                                    $674,018
                                                                       ========


   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEET [Unaudited]

                                                              September 30, 2000
--------------------------------------------------------------------------------


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
 Accounts payable                                               $ 1,957,855
 Accrued expenses and taxes                                       2,969,574
 Current portion of long-term debt                                2,486,500
                                                                -----------

       Total Current Liabilities                                                  7,413,929

OTHER LIABILITIES
 Long-term debt, less current portion                                                    --
                                                                                -----------

       TOTAL LIABILITIES                                                          7,413,929

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIENCY Preferred stock, 15,000,000 authorized:
   Series A convertible stock, $0.0001 par value, 500,000 Shares
     authorized, issued and outstanding (liquidation preference $100,000)                50
   Series B non-convertible stock, none issued and outstanding                           --
   Series C convertible stock, $0.0001 par value, 3,000,000 shares
     authorized, 1,592,909 shares subscribed                                            159
   Common stock, $0.0001 par value, 25,000,000 shares authorized,
     24,755,503 shares issued and outstanding                                         2,433
   Common stock, $0.0001 par value, 3,853,223 shares subscribed                         412
   Additional paid-in capital                                                     4,188,311
   Accumulated deficit                                                          (10,931,276)
                                                                                -----------
       TOTAL STOCKHOLDERS' DEFICIENCY                                            (6,739,911)
                                                                                -----------
       TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIENCY                                                              $   674,018
                                                                                ===========


   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF OPERATIONS [Unaudited]

          For the Three Months and Six Months Ended September 30, 2000, and 1999
--------------------------------------------------------------------------------


                                           Three Months                     Six Months

                                       2000            1999            2000            1999
                                   ------------    ------------    ------------    ------------
SALES                              $     81,977    $    327,670    $    278,417    $    789,379

COST OF SALES                            54,763         256,052         217,438         555,955
                                   ------------    ------------    ------------    ------------

       GROSS PROFIT                      27,214          71,618          60,979         233,424

SELLING, GENERAL, ADMINISTRATIVE
 EXPENSES                               884,410         556,890       1,611,020       1,398,712
                                   ------------    ------------    ------------    ------------

       OPERATING LOSS                  (857,196)       (485,272)     (1,550,041)     (1,165,288)
                                   ------------    ------------    ------------    ------------

OTHER EXPENSES
 Interest expense                       (93,016)        (34,550)       (165,563)        (67,685)
                                   ------------    ------------    ------------    ------------

TOTAL OTHER EXPENSE                     (93,016)        (34,550)       (165,563)        (67,685)
                                   ------------    ------------    ------------    ------------

       NET LOSS                    $   (950,212)   $   (519,822)   $ (1,715,604)   $ (1,232,973)
                                   ============    ============    ============    ============

Weighted Average Common Shares
Outstanding                          24,328,298      11,707,248      24,328,298      11,582,610
                                   ============    ============    ============    ============

Net Loss Per Share (Basic and
 Diluted                           $      (0.04)   $      (0.04)   $      (0.07)   $      (0.11)
                                   ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS [Unaudited]

                            For the Six Months Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------


                                                         2000           1999
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $(1,715,604)   $(1,232,973)
                                                     -----------    -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Stock-based compensation                              96,557             --
    Depreciation  and amortization                        50,573         31,687
    Amortization of deferred debt discount                17,619             --
     (Increase)decrease in accounts receivable            54,504       (160,421)
     (Increase)decrease in inventory                      66,812       (263,176)
      Decrease in other current assets                        --         45,471
      Increase in fixed assets                           (13,386)            --
      Increase in accounts payable                       164,298         23,139
      Increase in accrued expenses and taxes             317,231        185,578
      Increase in current portion of long term debt      774,000        354,000
                                                     -----------    -----------

       TOTAL ADJUSTMENTS                               1,528,208        216,278
                                                     -----------    -----------

       NET CASH USED IN OPERATING ACTIVITIES            (187,396)    (1,016,695)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock                  171,560      1,033,350
                                                     -----------    -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES     $   171,560    $ 1,033,350
                                                     -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES

                                 For the Six Months Ended June 30, 2000 and 1999
--------------------------------------------------------------------------------


                                                          2000           1999
                                                      -----------    -----------
       NET (DECREASE) INCREASE IN CASH                $   (15,836)   $    16,655

CASH - Beginning                                           45,139         12,790
                                                      -----------    -----------
CASH - Ending                                         $    29,303    $    29,445
                                                      ===========    ===========


   The accompanying notes are an integral part of these financial statements.


Supplemental Dislosures of Non-Cash Investing and Financing Activities

                                                          2000           1999
                                                      -----------    -----------

Conversion of debt into equity                        $   100,000             --
                                                      -----------    -----------

                                                      $   100,000    $        --
                                                      ===========    ===========

Non-Cash Investing and Financing Activities Disclosure:

During the three month period ended September 30, 2000, the holder of $100,000 of debt converted such debt into 454,545 shares of common stock subscribed.

                                               PHLO CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------


NOTE 1 - Company Activities

Phlo Corporation, and its subsidiaries (hereinafter collectively referred to as the "Company") is a manufacturer of beverages containing patented and patent-pending biotechnologies. The Company sells its beverages to distributors, who offer the beverages for sale in high volume chain stores, such as supermarkets, and in small retail outlets, such as delicatessens and convenience stores. The Company is positioned as a biotechnology company which is using the high volume distribution segment of the beverage industry to commercialize a portion of its technology. Central to the Company's strategic development plan is the development, acquisition and/or exclusive licensing of proprietary technology, nutraceutical, biotechnological and/or pharmaceutical in nature, which the Company initlaly plans to convey to consumers through the use of beverage systems. The Company is focusing its technology acquisition efforts on those technologies related to preventing or ameliorating cancer, reducing the effects of aging, assisting in weight loss, and enhancing sexual performance.

The Company's current beverage line has been sold under the McCoy's name and includes ice teas, green teas, lemonade and fruit drinks. In October 2000, the Company introduced its newest line of beverages, "ZO - Vital Cell Defense", featuring its proprietary (patent-pending) composition with controlled-release capability which is designed to protect cells from the oxidative stress of aging and to stimulate cell repair. The launch of the Vital Cell Defense line marks the successful commercialization of one of the Company's biotechnologies.

In July, 1999, the Company incorporated Phlo Beverage Products Company, a wholly owned subsidiary, to conduct the business of producing and selling McCoy's beverages. In August,1999, the Company incorporated Phlo System, Inc., a wholly owned subsidiary. In October, 2000, Advanced Bio-Delivery, LLC., a limited liability company formed in June, 2000, became a wholly-owned company of the Company. Hereafter, the Company will conduct its biotechnology-related activities through Phlo System, Inc. and Advanced Bio-Delivery, LLC. The Company also has two subsidiaries which were not operating entities during the periods reported upon, X-Treem Products Corporation ("X-Treem") and Quigley's Orchard, Inc. In November 2000, X-Treem was formally dissolved. As a result, the Company's assets, liabilities and stockholders' deficiency will no longer reflect those of X-Treem. The estimated effect is to reduce liabilities by approximately $4,300,000, decrease the Company's Stockholders' Deficiency by approximately $4,010,000, and reduce assets by approximately $290,000. See Note 12 - Subsequent Events.

On October 22, 1998, the Company agreed to acquire the capital stock of a beverage company, X-Treem, through an exchange of stock with the shareholders of X-Treem (the "Stock Exchange Transaction"). On April 2, 1999, the agreement was amended so as not to require Phlo's stock to be reverse-split, as initially intended. As a result, the additional shares that would be issuable under the amended agreement could not be issued at that time because Phlo did not have enough authorized shares to do so. Based on the amendment, Phlo would be required to issue a total of 156,877,611 shares of common stock (assuming the conversion of all convertible securities and the exercise of all warrants in connection with such exchange transaction) in order to acquire 100% of the outstanding X-Treem capital stock and outstanding warrants to purchase X-Treem common stock from the holders thereof. Subsequently, the Company authorized an increase in the number of authorized shares sufficient to complete the stock exchange transaction.

As of September 30, 2000, 28,838 shares of X-Treem capital stock representing 96.47% of the total outstanding shares have been exchanged for Phlo shares which have been issued out of authorized shares or are yet to be issued. In order to complete the Stock Exchange Transaction with respect to those shareholders of X-Treem who have elected to participate in the exchange transaction, the Company is required to issue 941,160 additional shares of common stock and 1,112,010 shares of Series C Preferred Stock.

On June 1, 1999, 281,866 shares of the Series C Convertible Preferred Stock (the "Series C Preferred") were issued to X-Treem shareholders, along with 2,608,316 shares of Phlo common stock, in exchange for such X-Treem shareholders' tendering their shares of X-Treem stock. In addition, 731,683 shares of Series C Preferred and 6,770,835 shares of common stock were also issued to three shareholders who had previously tendered their X-Treem shares at the outset of the Stock Exchange Transaction. These share issuances were intended as a partial issuance until there were sufficient authorized shares to complete the Stock Exchange Tranaction. When the Stock Exchange Transaction is completed, all former X-Treem shareholders who participated in the Stock Exchange Transaction will have received Phlo shares on a pro rata basis based on their ownership of X-Treem stock.

As of September 30, 2000, there are 24,755,503 common shares issued and outstanding and 3,853,223 common shares subscribed. In addition, options and warrants to purchase 2,438,333 and 9,293,762 shares of common stock are also outstanding, respectively.

On December 22, 1999, the Company notified its transfer agent that its legal counsel believed that no outstanding shares of preferred stock, including both the Series A and C, had been validly issued, although the Company's prior outside counsel had issued an opinion that all capital stock had been validly issued and that the board of directors had authority to approve the issuance of the classes and series of securities so issued. In November 2000, the Company amended its Certificate of Incorporation to confer on the Board of Directors blank check authority to create different classes and series of preferred stock without further shareholder vote, and to enable the Company to issue all shares that are subscribed.

NOTE 2 - Summary of Significant Account Policies

Basis of Presentation and Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2000.

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

Goodwill

     Goodwill in connection with acquisitions is amortized on a straight-line basis over a five-year period. Amortization of goodwill charged to operations for the six months ended September 30, 2000 and September 30, 1999 amounted to $46,000 and $20,000 respectively.

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

Slotting Fees

     Slotting fees are paid to individual supermarkets and supermarket chains to obtain initial shelf space for new products. Fees vary from store to store, however, their payment does not guarantee that a company's product will be carried for any definite period of time. The Company pays for such fees by issuing a check, providing free goods or issuing credits for previously said goods. The cost of the slotting fees is valued at the amount of cash paid or the cost to the Company of the goods provided. The Company expenses slotting fees when the obligation is incurred.

Research and Development

     Research and development costs of $85,621 and $0 are expensed as incurred during the six months ended September 30, 2000 and September 30, 1999.

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

NOTE 3 - Going Concern

     As shown in the accompanying financial statements, the Company incurred a net loss of $1,715,604 during the six months ended September 30, 2000. As of September 30, 2000, the Company's current liabilities exceeded its current assets by $7,101,925 and its total liabilities exceeded its total assets by $6,739,911. The Company is delinquent in connection with various obligations including, but not limited to, trade payables, accrued payroll taxes, and notes payable. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue through the expansion of its beverage product lines.

     Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through September 30, 2001 and beyond. In this regard, and as more fully described within Note 12 - Subsequent Events, in November 2000, X-Treem was formally dissolved. As a result, the Company's assets, liabilities and stockholders' deficiency will no longer reflect those of X-Treem. The estimated effect is to reduce the excess amount by which current liabilities exceeds current assets and the amount by which total liabilities exceed total assets by approximately $4,300,000 and $4,010,000, respectively. On a proforma basis, the Company's current liabilities will exceed its current assets by approximately $2,801,925 and its total liabilities would exceed its total assets by $2,729,911. Among other actions taken, the Company anticipates generating more revenue through the expansion of its newest beverage line, "Zo - Vital Cell Defense", which was introduced in October 2000, and the Company plans to raise additional funds through the private placement of its securities. No assurance can be made that the management will be successful in achieving its plan.

NOTE 4 - Property and Equipment

     Property and equipment consists of the following at September 30, 2000:

     Furniture and fixtures                                         $46,618
     Less: Accumulated depreciation                                  16,667
                                                                    -------
            Net                                                     $29,951
                                                                    =======

     Depreciation expense for the six months ended September 30, 2000 and 1999 was $4,573 and $11,787, respectively.

NOTE 5 - Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market value and consist of the following at September 30, 2000:

     Raw materials                                                 $171,532
     Finished goods                                                  96,282
                                                                   --------
          Total                                                    $267,814
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

     As of September 30, 2000, the Company estimated the available NOL carryforwards to be approximately $12,306,000, and the Company's total deferred tax assets relating to the carryforwards amounted to approximately $4,183,000 which expire though March 31, 2020. Of these amounts, approximately $4,010,000 of the NOL carryforward will be eliminated as a result of the dissolution of X-Treem. See Note 12 - Subsequent Events. The Company has a valuation allowance for the full assessment of the deferred tax assets at September 30, 2000 as management does not believe it is more likely than not that the valuation of the asset is recoverable.

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

     A summary of stock option activity is as follows:

                                                                Weighted Average
                                                      Number     Exercise Price
                                                    of Options    Common Stock
                                                    ---------        ------

     Balance - April 1, 1997                           58,333        $ 7.20

     Options granted                                1,550,000          0.46
     Options exercised                                     --
     Options cancelled                                     --
                                                    ---------

     Balance - March 31, 1998                       1,608,333          0.48

     Option granted                                 1,600,000         0.075
     Option cancelled                                      --
     Option exercised                                      --
                                                    ---------

     Balance - March 31, 1999                       3,208,333        $ 0.26
                                                    ---------

     Options granted                                       --
     Options exercised                                 20,000          0.05
     Options cancelled                                750,000          0.10
                                                    =========
     Balance - March 31, 2000                       2,438,333          0.33
     Balance - June 30, 2000                        2,438,333          0.33
     Balance - September 30, 2000                   2,438,333          0.33

     Exercisable at September 30, 2000              2,438,333          0.33

----------
     The options issued to officers, directors and employees expire in four (4) to nine (9) years and may be exercised at anytime. The options issued to consultants to purchase 200,000 shares of its common stock, at an exercise price of $0.875, have a weighted average remaining contractual life of approximately 6 years.

NOTE 8 - Stockholders' Equity

     Preferred Stock

     The Company has 15,000,000 shares of preferred stock, $0.0001 par value, authorized.

     Series A Convertible Preferred Stock

     At September 30, 2000, the Company has 500,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") issued and outstanding. The Series A Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series A Preferred is subject to certain conversion, redemption and liquidation provisions, as defined.

     Series B Non-Convertible Preferred Stock

     At September 30, 2000, none of Series B Non-Convertible Preferred Stock ("Series B Preferred") was issued and outstanding. The Series B Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series B Preferred is subject to certain redemption and liquidation provisions, as defined.

     Series C Convertible Preferred Stock

     At September 30, 2000, none of Series C preferred was issued and outstanding and 1,592,869 shares were subscribed in connection with the private placement offering (see below). The Series C Preferred is subject to certain conversion, redemption and liquidation provisions, as defined. In addition, each share of Series C Preferred is convertible into 100 shares of the Company's common stock.

     Common Stock

     Phlo has 25,000,000 authorized shares of common stock, par value of $0.0001 per share (the "Common Stock"), of which 24,328,255 shares were issued and outstanding at September 30, 2000. Subsequently, the Company authorized an increased the number of authorized shares of common stock to 250,000,000. See Note 12 - Subsequent Events.

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

5) In September, 2000, the Company is obligated to issue 365,000 shares of common stock in consideration for financial and accounting services rendered.

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

     In connection with the Unit Offering, the Company has agreed to issue a cashless warrant providing for the purchase of 9,606,682 shares of Common Stock at an exercise price of $0.01 per share.

2) In June 1999, in consideration for $500,000, the Company sold 2,312,872 shares of Common Stock and 238,051.5 shares of Series C Preferred. All of the Common Stock and none of shares of the Series C Preferred have been issued as of September 30, 2000 (See Note 1).

3) In April and May, 1999, in consideration for $80,000, the Company sold units representing an aggregate of 173,913 shares of Common Stock and 18,782 shares of Series C Preferred. All of the shares of Stock and no shares of the Series C Preferred issuable in connection with this transaction have been issued as of September 30, 2000 (See Note 1).

NOTE 9 - Debt

     Debt as of September 30, 2000 consists of the following:

     Term note payable with interest due monthly at a rate of 12%
     per annum. The note matured on March 31, 1998 when principal and unpaid interest was due. The note is currently in
     default. No action has been taken or threatened against the
     Company to enforce the note. The Company continues to accrue
     interest on this note.                                            $600,000

     Term note payable with interest at a rate of 12% per annum.
     Principal and accrued interest are payable at the note's
     maturity date on February 12, 2001. The Company continues to
     accrue interest on this note.                                       50,000

     Note payable with principal plus an interest payment of
     $10,000 are payable at the note's maturity on June 27, 1997.
     The holder of the note has initiated an action to enforce
     the note.                                                          100,000

     Note payable with interest at a rate of 12% per annum.
     Principal and interest are payable at the note's maturity
     date on November 24, 2000. The Company continues to accrue
     interest on this note.                                             100,000

     Note payable with principal plus an interest payment of
     $5,000 were payable at the loan's maturity date on March 31,
     1998. The parties agreed to convert this debt into equity, however, this conversion has not taken place to date, and
     therefore, the note is in default. The Company continues to accrue interest on this note. The holder has agreed
     informally to extend the date of maturity in order to
     consummate the conversion.                                          45,000

     Note payable with principal plus an interest payment of
     $5,000 was payable on the note's maturity date on March 30,
     1998. The parties agreed to revise the terms of the note to provide for an increase in interest payable from $5,000 to
     $10,000 and a maturity date of December 31, 1998. The note is currently in default. No action has been taken or
     threatened against the Company to enforce the note. The
     Company continues to accrue interest on this note.                  45,000

     Note payable with interest at a rate of 14% per annum. The
     Note matured on December 31, 1999, when principal and unpaid interest was due. The holder has obtained a summary judgment against the Company. The Company believes that the holder
     engaged in intentional conduct which resulted in damage to the Company and has filed an action against the holder in
     federal court which is currently pending. In connection with the note, the Company issued warrants to the holder and
     another individual to purchase an aggregate of 500,000
     shares of common stock at an exercise price of $0.20 per
     share upon issuance of the note and warrants to the holder to purchase an aggregate of 200,000 shares of the common
     stock in connection with its option to extend the maturity date of the note to December 31, 1999. In addition, to
     secure repayment of the note, the Company issued to a
     trustee of the holder 105,875 shares of common stock and
     11,441 shares of Series C Convertible Preferred Stock.             250,000

     Note payable with interest at a rate of 10%. Principal and interest are payable at the note's maturity date of December
     31, 2000. In consideration of this loan and two prior bridge loans, the Company agreed to issue shares of the Company's common and convertible preferred stock to the holder
     representing approximately 200,000 shares of common stock on
     a fully converted basis.                                           104,000

     Note payable in the original principal amount of $25,000
     with interest at a rate of 10% per annum. The Note matured on July 2, 1999, when principal and unpaid interest was due.
     The the note is currently in default, although partial
     payment has been made subsequent to the maturity date. No
     action has been taken against the Company to enforce the
     note. The Company continues to accrue interest on this note.
     In connection with the note, the Company issued a warrant to purchase 5,000 shares of common stock at an exercise price
     of $0.04 per share.                                                 17,500

     Convertible notes payable with interest accruing at a rate of one percentage point (1%) above the prime rate. Principal and interest are payable at the notes' maturity dates which fall within May and June, 2001. After December 31, 1999, the principal under the notes is convertible, at the option of the holder, into shares of the Company's common stock at a
     conversion price of $0.22 per share.                               300,000

     Bridge notes with interest at a rate of one percentage point
     (1%) above the prime rate. The notes matured on March 31,
     2000, when principal and unpaid interest was due. The notes are currently in default. No action has been taken or
     threatened against the Company to enforce the notes. The
     Company continues to accrue interest on these notes.               100,000

     In June, 2000, a Senior Subordinated Note in the principal amount of $500,000 was entered into with simple interest
     accruing at an annual rate of six percent (6%) and payable of the note's mauturity date of December 22, 2000. Principal and interest are payable in stock at the option of the
     Company. In connection therewith, the Company agreed to
     issue to the holders of the notes warrants to purchase an
     aggregate of 1,000,000 shares of common stock at an exercise
     price of $0.50 per share.                                          500,000

     In August, 2000, a Note in the principal amount of $100,000 was entered into with interest of 10% per annum, payable
     February 2001. In conjunction with this financing, the Company issued a warrant to purchase 200,000 shares of common stock
     at a exercise price of $0.50 per share.                            100,000

     In September, 2000, a Note in the principal amount of
     $150,000 was entered into with interest of 10% per annum,
     payable November 2000. In conjunction with this financing, the Company issued a warrant to purchase 300,000 shares of common stock at a exercise price of $0.50 per share. The
     Company, at its option, may pay the Note in common stock
     or equivalents.                                                    150,000

     In September, 2000, a Note in the principal amount of
     $25,000 was entered into with interest of 10% per annum,
     payable February 2001. In conjunction with this financing, the Company issued a warrant to purchase 50,000 shares of
     common stock at a exercise price of $0.50 per share. The
     Company, at its option, may pay the Note in common stock
     or Equivalents                                                      25,000
                                                                     ----------

          Total Long-Term Debt                                       $2,486,500

     Less: Current Portion                                           $2,486,500
                                                                     ----------
     Long-Term Debt, net of current portion                          $     --
                                                                     ==========

NOTE 10 - Commitments and Contingencies

     Employment Agreement

     The Company has one employment agreement with a former executive of the Company that expires in the year 2001. The annual commitment for compensation is approximately $150,000 each year.

     Loan Guarantee

     The Company is a guarantor of loan obtained by an unrelated party in connection with a purchase agreement. In addition, payments of the loan are secured by the Company's assets. Total outstanding balance of the loan at September 30, 2000 was approximately $89,000.

     Litigation

     The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

     On February 12, 1999, a judgment in the amount of $1,064,616 was entered against X-Treem. Such amount has been accrued and included in accrued expenses at September 30, 2000. In November, 2000, as more fully described in Note 12 - Subsequent Events, X-Treem was formally dissolved.

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

     Future minimum payments under an operating lease are as follows at September 30, 2000.

       For the Year Ending
          September 30,                                  Amount
       ----------------------------------------------------------
             2001                                         121,805
             2002                                         121,805
             2003                                         121,805
             2004                                          30,450
                                                        ---------
       Total minimum lease payments                     $ 395,865
                                                        =========

     Rent expense for the six months ended September 30, 2000 and 1999 was $61,108 and $70,410, respectively. In connection with the lease, a refundable security deposit of $30,063 is held by the landlord.

NOTE 11 - Economic Dependency

     Major Customers

     The Company sells a substantial portion of its products to three customers for the six months ended September 30, 2000.

     Major Suppliers

     The Company purchased a substantial portion of its raw materials from one supplier for the six months ended September 30, 2000.

NOTE 12 - Subsequent Events

A) On November 9, 2000, the Company filed an Amended and Restated Certificate of Incorporation which increased the number of authorized shares of common stock from 25,000,000 to 250,000,000 and conferred on the board of directors blank check authority to issue classes and series of stock without further shareholder action.

B) On November 13, 2000, X-Treem was formally dissolved in accordance with the General Corporation Law of the State of Delaware. As a result, the Company's assets, liabilities and stockholders' deficiency will no longer reflect those of X-Treem. The estimated effect is to reduce the Company's liabilities by approximately $4,300,000, reduce the Stockholders' Deficiency by approximately $4,010,000, and reduce the assets by approximately $290,000. Because X-Treem has been inactive for approximately two years and had no revenues, its dissolution will have no impact on future revenues of the Company.

Item 2:

PHLO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS [Unaudited]
--------------------------------------------------------------------------------

For the six months ended September 30, 2000 compared with the six months ended September 30, 1999.

The following discussion of the Company's financial condition as of September 30, 2000 and results of operations for the six months ended September 30, 2000 and 1999 includes Phlo Corporation and its subsidiary (collectively, the "Company") and should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this 10-QSB.

OVERVIEW

General

Phlo Corporation, a Delaware corporation incorporated in December, 1995, and its subsidiaries (hereinafter collectively referred to as the "Company") is a manufacturer of beverages containing patented and patent-pending biotechnologies. The Company sells its beverages to distributors, who offer the beverages for sale in high volume chain stores, such as supermarkets, and in small retail outlets, such as delicatessens and convenience stores. Central to the Company's strategic development plan is the development, acquisition and/or exclusive licensing of proprietary (patented or patent-pending) technology of a nutraceutical, biotechnological, and/or pharmaceutical nature, which the Company initially plans to convey to consumers through beverages.

The Company is positioned as a biotechnology company which is using the high-volume distribution segment of the beverage industry to commercialize a portion of the technology. The Company is focusing its technology acquisition and development efforts of those technologies related to reducing the effects of aging, preventing or ameliorating cancer, assisting in weight loss, and enhancing sexual performance.

The Company's beverage line is sold under the brand name "McCoy's" and includes ice teas, green teas, lemonade and fruit drinks. In October 2000, the Company introduced its newest line of beverages, "ZO - Vital Cell Defense", featuring its proprietary (patent-pending) composition with controlled-release capability which protects cells from the oxidative stress of aging and stimulates cell repair. The launch of the Vital Cell Defense line marks the successful commercialization of one of the Company's biotechnologies.

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

RESULTS OF OPERATIONS

The Company had a net loss of $1,550,041 for the six months ended September 30, 2000 as compared to a net loss of $1,165,288 for the six months ended September 30, 1999. The increase in net loss is the result of a decrease in sales, which for the same periods decreased from $789,379 to $278,417, while selling, general and administrative costs increased from $1,398,712 to $1,611,020.

The decrease in sales resulted from the discontinuance of all of the fruit beverages and lemonades of the McCoy's line of beverages in preparation for the substitution thereof by "ZO-Vital Cell Defense" beverage line. In conjuction therewith, the finished goods inventory pertaining to this portion of the McCoy's line to be discontinued was depleted to levels insufficient to satisfy a significant portion of the orders from the Company's distributors. ZO was first produced in October 2000, and sales immediately followed. The launch of the Vital Cell Defense line of beverages marks the successful commercialization of one of the Company's biotechnologies, and is expected to lead to significantly higher future sales. At this time the Company plans to immediately produce its complete line of "ZO-Vital Cell Defense" in order to satisfy demand by its existing distributors and new distributors waiting to launch the "Vital Cell Defense" line of beverages.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss for the year ended March 31, 2000 and the period from April 1, 2000 through September 30, 2000 equal to $2,505,653 and $1,550,041, respectively. In addition the Company has a working capital deficit at September 30, 2000 equal to $7,101,925, approximately $4,010,000 of which is attributable to X-Treem which has been formally dissolved (see Note 11). As a result of the dissolution of X-Treem, the Company's assets, liabilities and stockholders' deficiency will no longer reflect those of X-Treem. The estimated effect is to reduce liabilities by approximately $4,300,000, reduce stockholders' deficiency by approximately $4,010,000, and reduce assets by approximately $290,000. Other steps and actions are also expected to reduce or eliminate the current deficit, including plans to raise additional capital involving private placement of securities and plans for reducing losses from operations and ultimately realizing profitability by increasing sales.

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


                                      Phlo Corporation



November 17, 2000                     By:  /s/ James B. Hovis
                                           -----------------------------------
                                           James B. Hovis
                                           President and Chief Executive Officer