Form 10QSB
period 2000-12-31
PHLO CORP
filed 2001-02-20
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended December 31, 2000         Commission File Number  0-21079

                                PHLO CORPORATION
        (Exact name of small business issuer as specified in its charter)

                  Delaware                               11-3314168
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

            475 Park Avenue South
                 7th Floor
              New York, New York                            10016
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

                         Yes  _X_      No ___


     The number of shares outstanding of the issuer's common stock, as of February 15, 2001 is 31,048,149.

PHLO CORPORATION AND SUBSIDIARIES

INDEX
--------------------------------------------------------------------------------


                                                                    Page to Page
Item 1.  Financial Statements

   Consolidated Balance Sheet as of December 31, 2000
   [Unaudited] .........................................................   1-2

   Consolidated Statements of Operations for the three months
   and nine months ended December 31, 2000 and 1999 [Unaudited].........    3

   Consolidated Statement of Cash Flows [Unaudited] ....................   4-5

   Notes to Consolidated Financial Statements [Unaudited] ..............   6-22

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations ...........................  23-24

Signature ..............................................................    25

                                               PHLO CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEET [Unaudited]

                                                              December 31, 2000
--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $ (3,534)
  Accounts receivable                                                    10,277
  Inventory                                                             239,497
                                                                       --------

       Total Current Assets                                            $246,240

PROPERTY AND EQUIPMENT, Net                                              25,378

OTHER ASSETS
  Goodwill - net of accumulated amortization
             of $24,000                                   36,000
  Security deposits                                       30,063
                                                        --------

       Total Other Assets                                                66,063
                                                                       --------

       TOTAL ASSETS                                                    $337,681
                                                                       ========


   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEET [Unaudited]

                                                              December 31, 2000
--------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY




CURRENT LIABILITIES
 Accounts payable                                               $ 1,078,286
 Accrued expenses and taxes                                         883,072
 Current portion of long-term debt                                1,546,109
                                                                -----------

       Total Current Liabilities                                                  3,507,467

OTHER LIABILITIES
 Long-term debt, less current portion                                                    --
                                                                                -----------

       TOTAL LIABILITIES                                                          3,507,467

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIENCY Preferred stock, 15,000,000 authorized:
   Series A convertible stock, $0.0001 par value, 500,000 Shares
     authorized, issued and outstanding (liquidation preference $100,000)                50
   Series B non-convertible stock, none issued and outstanding                           --
   Series C convertible stock, $0.0001 par value, 3,000,000 shares
     authorized, 1,592,909 shares subscribed                                            159
   Common stock, $0.0001 par value, 250,000,000 shares authorized,
     26,701,521 shares issued and outstanding                                         2,628
   Common stock, $0.0001 par value, 2,605,622 shares subscribed                         287
   Additional paid-in capital                                                     4,506,944
   Accumulated deficit                                                           (7,679,854)
                                                                                -----------
       TOTAL STOCKHOLDERS' DEFICIENCY                                            (3,169,786)
                                                                                -----------
       TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIENCY                                                              $   337,681
                                                                                ===========




   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF OPERATIONS [Unaudited]

          For the Three Months and Nine Months Ended December 31, 2000, and 1999
--------------------------------------------------------------------------------


                                               Three Months                     Nine Months

                                           2000            1999            2000            1999
                                       ------------    ------------    ------------    ------------
SALES                                  $     78,131    $    490,477    $    356,548    $  1,279,856

COST OF SALES                                48,135         367,106         265,573         923,061
                                       ------------    ------------    ------------    ------------

       GROSS PROFIT                          29,996         123,371          90,975         356,795

SELLING, GENERAL, ADMINISTRATIVE
 EXPENSES                                   625,693         347,563       2,236,713       1,746,275
                                       ------------    ------------    ------------    ------------

       OPERATING LOSS                      (595,697)       (224,192)     (2,145,738)     (1,389,480)
                                       ------------    ------------    ------------    ------------

OTHER EXPENSES
 Interest expense                          (103,861)        (36,500)       (269,424)       (104,185)
                                       ------------    ------------    ------------    ------------

TOTAL OTHER EXPENSE                        (103,861)        (36,500)       (269,424)       (104,185)
                                       ------------    ------------    ------------    ------------

       LOSS before Extraordinary
         Item                          $   (699,558)   $   (260,692)   $ (2,415,162)   $ (1,493,665)

Extraordinary Item - Gain on the
  Disposition of the net liabilities
  Of a dissolved business              $  3,950,981    $               $  3,950,981    $          0
                                       ------------    ------------    ------------    ------------

         NET INCOME (LOSS)             $  3,251,423    $   (260,692)   $  1,535,819    $ (1,493,665)
                                       ============    ============    ============    ============


Weighted Average Common Shares
 Outstanding                             27,901,826      13,956,637      27,688,202      16,330,664
                                       ============    ============    ============    ============

Net Income (Loss) Per Share (Basic
 and Diluted                           $       0.12    $      (0.02)         $ O.06    $      (0.09)
                                       ============    ============    ============    ============




   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS [Unaudited]

                            For the Nine Months Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------


                                                         2000           1999
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                   $ 1,535,819    $(1,493,665)
                                                     -----------    -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Extraordinary gain                                (3,950,981)            --
    Stock-based compensation                              52,887             --
    Depreciation  and amortization                        61,146         42,163
    Amortization of deferred debt discount                    --             --
     (Increase)decrease in accounts receivable            59,113       (218,846)
     (Increase)decrease in inventory                      95,129       (305,783)
      Decrease in other current assets                        --         68,802
      Increase in accounts payable                       386,648       (145,309)
      Increase in accrued expenses and taxes             403,324         80,654
                                                     -----------    -----------

       TOTAL ADJUSTMENTS                              (2,892,734)      (478,319)
                                                     -----------    -----------

       NET CASH USED IN OPERATING ACTIVITIES          (1,356,915)    (1,971,984)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Increase in fixed assets                           (13,386)            --
                                                     -----------    -----------



CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of long term debt                               673,609        854,000
Proceeds from issuance of capital stock                  651,573      1,263,615
                                                     -----------    -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES     $ 1,325,162    $ 2,117,615
                                                     -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES

                            For the Nine Months Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------


                                                          2000           1999
                                                      -----------    -----------
       NET (DECREASE) INCREASE IN CASH                $   (45,139)   $   145,631

CASH - Beginning                                           45,139         12,790
                                                      -----------    -----------
CASH - Ending                                         $       --     $   158,421
                                                      ===========    ===========


   The accompanying notes are an integral part of these financial statements.


Supplemental Dislosures of Non-Cash Investing and Financing Activities

                                                          2000           1999
                                                      -----------    -----------

Conversion of debt into equity                        $   100,000             --
                                                      -----------    -----------

                                                      $   100,000    $        --
                                                      ===========    ===========

Non-Cash Investing and Financing Activities Disclosure:


During the nine month period ended December 31, 2000, the holder of $100,000 of debt converted such debt into 454,545 shares of common stock subscribed.

                                               PHLO CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
--------------------------------------------------------------------------------


NOTE 1 - Company Activities

Phlo Corporation, and its subsidiaries (hereinafter collectively referred to as the "Company") is a manufacturer of beverages containing patented and patent-pending biotechnologies. The Company sells its beverages to distributors, who offer the beverages for sale in high volume chain stores, such as supermarkets, and in small retail outlets, such as delicatessens and convenience stores. The Company is positioned as a biotechnology company which is using the high volume distribution segment of the beverage industry to commercialize a portion of its technology. Central to the Company's strategic development plan is the development, acquisition and/or exclusive licensing of proprietary technology, nutraceutical, biotechnological and/or pharmaceutical in nature, which the Company initialy plans to convey to consumers through the use of beverage systems. The Company is focusing its technology acquisition efforts on those technologies related to preventing or ameliorating cancer, reducing the effects of aging, assisting in weight loss, and enhancing sexual performance.

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

In July, 1999, the Company incorporated Phlo Beverage Products Company, a wholly owned subsidiary, to conduct the business of producing and selling McCoy's beverages. In August,1999, the Company incorporated Phlo System, Inc., a wholly owned subsidiary. In October, 2000, Advanced Bio-Delivery, LLC., a limited liability company formed in June, 2000, became a wholly-owned company of the Company. Hereafter, the Company will conduct its biotechnology-related activities through Phlo System, Inc. and Advanced Bio-Delivery, LLC. In November 2000, X-Treem, a former subsidiary was formally dissolved. As a result, the Company's assets, liabilities and stockholders' deficiency no longer reflect those of X-Treem. The effect was to reduce liabilities by approximately $4,211,000, decrease the Company's Stockholders' Deficiency by approximately $3,951,000, and reduce assets by approximately $260,000. See NOTE 3.

On October 22, 1998, the Company agreed to acquire the capital stock of a beverage company, X-Treem, through an exchange of stock with the shareholders of X-Treem (the "Stock Exchange Transaction"). On April 2, 1999, the agreement was amended so as not to require Phlo's stock to be reverse-split, as initially intended. As a result, the additional shares that would be issuable under the amended agreement could not be issued at that time because Phlo did not have enough authorized shares to do so. Based on the amendment, Phlo would be required to issue a total of 156,877,611 shares of common stock (assuming the conversion of all convertible securities and the exercise of all warrants in connection with such exchange transaction) in order to acquire 100% of the outstanding X-Treem capital stock and outstanding warrants to purchase X-Treem common stock from the holders thereof. Subsequently, the Company authorized an increase in the number of authorized shares sufficient to complete the stock exchange transaction, and in December 2000, the Company began issuing stock in accordance with the Stock Exchange Transaction.

As of December 31, 2000, 28,838 shares of X-Treem capital stock representing 96.47% of the total outstanding shares have been exchanged for Phlo shares which have been issued out of authorized shares or are yet to be issued. In order to complete the Stock Exchange Transaction with respect to those shareholders of X-Treem who have elected to participate in the exchange transaction, the Company is required to issue 941,160 additional shares of common stock and 1,112,010 shares of Series C Preferred Stock.

On June 1, 1999, 281,866 shares of the Series C Convertible Preferred Stock (the "Series C Preferred") were issued to X-Treem shareholders, along with 2,608,316 shares of Phlo common stock, in exchange for such X-Treem shareholders' tendering their shares of X-Treem stock. In addition, 731,683 shares of Series C Preferred and 6,770,835 shares of common stock were also issued to three shareholders who had previously tendered their X-Treem shares at the outset of the Stock Exchange Transaction. These share issuances were intended as a partial issuance until there were sufficient authorized shares to complete the Stock Exchange Transaction. When the Stock Exchange Transaction is completed, all former X-Treem shareholders who participated in the Stock Exchange Transaction will have received Phlo shares on a pro rata basis based on their ownership of X-Treem stock.

As of December 31, 2000, there are 26,701,521 common shares issued and outstanding and 2,605,622 common shares subscribed. In addition, options and warrants to purchase 2,438,333 and 9,076,413 shares of common stock are also outstanding, respectively.

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

NOTE 2 - Summary of Significant Account Policies

Basis of Presentation and Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management,all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2000.

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

Goodwill

     Goodwill in connection with acquisitions is amortized on a straight-line basis over a five-year period. Amortization of goodwill charged to operations for the nine months ended December 31, 2000 and December 30, 1999 amounted to $52,000 and $20,000 respectively.

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

Research and Development

     Research and development costs of $106,193 and $0 are expensed as incurred during the nine months ended December 31, 2000 and December 30, 1999.

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

NOTE 3 - Disolutionment of Subsidiary:

     On November 13, 2000, X-Treem was formally dissolved in accordance with the General Corporation Law of the State of Delaware. For approximately two years prior thereto X-Treem had been inactive and had no revenues. As a result of the disolutionment, the Company's assets, liabilities and stockholders' deficiency no longer reflect those of X-Treem. The effect was to reduce the Company's liabilities by approximately $4,211,000, reduce the Stockholders'Deficiency by approximately $3,951,000, and reduce the assets by approximately $260,000.

NOTE 4 - Going Concern

     As shown in the accompanying financial statements, although the Company incurred a net income of $1,535,819 during the nine months ended December 31, 2000, the Company's current liabilities exceeded its current assets by $3,261,227 and its total liabilities exceeded its total assets by $3,169,786. In addition the Company is delinquent in connection with various obligations including, trade payables, accrued payroll taxes, and notes payable. These factors and uncertain conditions that the Company has faced in its day-to-day operations have created an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue through the expansion of its beverage product lines.

     With respect to those factors cited above, including the uncertain conditions, management has taken action and is formulating additional plans intended to remove the going concern uncertainty. Specifically, as more fully described in NOTE 3 - Disolutionment of Subsidiary, in November 2000, X-Treem was formally dissolved. As a result, the Company's assets, liabilities and stockholders' deficiency no longer reflect those of X-Treem. The effect is to reduce the excess amount by which current liabilities exceeds current assets and the amount by which total liabilities exceed total assets by approximately $3,951,000. With respect to sales and operations, as a result of the Company's newest beverage line, "Zo - Vital Cell Defense", which was introduced in October 2000, the Company was successful in materially expanding its distribution base by signing a distribution agreement with one of the largest independent Coca-Cola bottling and distribution companies in the world. The Company expects the demand for its products to grow rapidly and anticipates achieving profitability during an upcoming quarter. In addition these events contributed to the Company executing a definitive agreement providing for at least $1,400,000 of production financing. The Company plans to raise additional funds to meet demands for its products and satisfy existing obligations. No assurance can be made that the management will be successful in achieving its plan.

NOTE 4 - Property and Equipment

     Property and equipment consists of the following at December 31, 2000:

     Furniture and fixtures                                         $46,618
     Less: Accumulated depreciation                                  21,240
                                                                    -------
            Net                                                     $25,378
                                                                    =======


     Depreciation expense for the nine months ended December 31, 2000 and 1999 was $19,146 and $12,163, respectively.

NOTE 5 - Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market value and consist of the following at September 30, 2000:

     Raw materials                                                 $171,532
     Finished goods                                                  67,966
                                                                   --------
          Total                                                    $239,497
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

     As of September 30, 2000, the Company estimated the available NOL carryforwards to be approximately $9,056,000, and the Company's total deferred tax assets relating to the carryforwards amounted to approximately $3,079,000 which expire though March 31, 2020. The Company has a valuation allowance for the full assessment of the deferred tax assets at December 31, 2000 as management does not believe it is more likely than not that the valuation of the asset is recoverable.

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

     A summary of stock option activity is as follows:

                                                                Weighted Average
                                                      Number     Exercise Price
                                                    of Options    Common Stock
                                                    ----------    ------------

     Balance - April 1, 1997                           58,333        $ 7.20

     Options granted                                1,550,000          0.46
     Options exercised                                     --
     Options cancelled                                     --
                                                    ---------

     Balance - March 31, 1998                       1,608,333          0.48

     Option granted                                 1,600,000         0.075
     Option cancelled                                      --
     Option exercised                                      --
                                                    ---------

     Balance - March 31, 1999                       3,208,333        $ 0.26
                                                    ---------

     Options granted                                       --
     Options exercised                                 20,000          0.05
     Options cancelled                                750,000          0.10
                                                    =========
     Balance - March 31, 2000                       2,438,333          0.33
     Balance - June 30, 2000                        2,438,333          0.33
     Balance - September 30, 2000                   2,438,333          0.33
     Balance - September 30, 2000                   2,438,333          0.33

     Exercisable at December 31, 2000               2,438,333          0.33

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

     Series A Convertible Preferred Stock

     At December 31, 2000, the Company has 500,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") issued and outstanding. The Series A Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series A Preferred is subject to certain conversion, redemption and liquidation provisions, as defined.

     Series B Non-Convertible Preferred Stock

     At December 31, 2000, none of Series B Non-Convertible Preferred Stock ("Series B Preferred") was issued and outstanding. The Series B Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series B Preferred is subject to certain redemption and liquidation provisions, as defined.

     Series C Convertible Preferred Stock

     At December 31, 2000, none of Series C preferred was issued and outstanding and 1,592,869 shares were subscribed in connection with the private placement offering (see below). The Series C Preferred is subject to certain conversion, redemption and liquidation provisions, as defined. In addition, each share of Series C Preferred is convertible into 100 shares of the Company's common stock.

     Common Stock

     On November 9, 2000, the Company filed an Amended and Restated Certificate of Incorporation which increased the number of authorized shares of common stock from 25,000,000 to 250,000,000. At December 31, 2000, 26,701,521
     common shares were issued and outstanding at December 31, 2000.

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

5) In December, 2000, the Company issued 1,290,725 shares of common stock in consideration for financial and accounting services rendered, and as marketing and sales incentives. Approximately 850,000 of such shares were recorded as compensation expense during the period ended September 30, 2000.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its warrants under the fair value method of SFAS 123. The weighted-average fair value of warrants granted was $0.12 per share. The fair market value for these warrants was estimated at the date of grant using a Black-Scholes warrant-pricing model with the following weighted-average assumptions for the nine months ended December 31, 2000:

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

     For purposes of pro forma disclosures, the estimated fair value of the warrants is amortized to expense over the vesting period of the warrants. The Company's pro forma information for the nine months ended March 31, 2000 is as follows:


     Net Loss - As reported                                    $(2,831,579)
     Net Loss - Pro forma                                      $(3,482,030)

     Pro forma net loss per share:
                   - Basic                                          $(0.14)
                   - Diluted                                        $(0.14)

     The warrants issued during the period ended December 31, 2000, have a weighted average remaining contractual life of 4.5 years. All existing warrants are exercisable as of December 31, 2000.

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

NOTE 9 - Debt

     Debt as of December 31, 2000 consists of the following:

     Note payable with interest at a rate of 14% per annum. The
     Note matured on December 31, 1999, when principal and unpaid interest was due. The holder has obtained a summary judgment against the Company. The Company believes that the holder
     engaged in intentional conduct which resulted in damage to the Company and has filed an action against the holder in
     federal court which is currently pending. In connection with the note, the Company issued warrants to the holder and
     another individual to purchase an aggregate of 500,000
     shares of common stock at an exercise price of $0.20 per
     share upon issuance of the note and warrants to the holder to purchase an aggregate of 200,000 shares of the common
     stock in connection with its option to extend the maturity date of the note to December 31, 1999. In addition, to
     secure repayment of the note, the Company issued to a
     trustee of the holder 105,875 shares of common stock and
     11,441 shares of Series C Convertible Preferred Stock.             250,000

     Note payable with interest at a rate of 10%. Principal and interest are payable at the note's maturity date of December
     31, 2000. In consideration of this loan and two prior bridge loans, the Company agreed to issue shares of the Company's common and convertible preferred stock to the holder
     representing approximately 200,000 shares of common stock on
     a fully converted basis.                                           104,000

     Note payable in the original principal amount of $25,000
     with interest at a rate of 10% per annum. The Note matured on July 2, 1999, when principal and unpaid interest was due.
     The the note is currently in default, although partial
     payment has been made subsequent to the maturity date. No
     action has been taken against the Company to enforce the
     note. The Company continues to accrue interest on this note.
     In connection with the note, the Company issued a warrant to purchase 5,000 shares of common stock at an exercise price
     of $0.04 per share.                                                 17,500

     Convertible notes payable with interest accruing at a rate of one percentage point (1%) above the prime rate. Principal and interest are payable at the notes' maturity dates which fall within May and June, 2001. After December 31, 1999, the principal under the notes is convertible, at the option of the holder, into shares of the Company's common stock at a
     conversion price of $0.22 per share.                               300,000

     Bridge notes with interest at a rate of one percentage point
     (1%) above the prime rate. The notes matured on March 31,
     2000, when principal and unpaid interest was due. The notes are currently in default. No action has been taken or
     threatened against the Company to enforce the notes. The
     Company continues to accrue interest on these notes.               100,000

     In June, 2000, a Senior Subordinated Note in the principal amount of $500,000 was entered into with simple interest
     accruing at an annual rate of six percent (6%) and payable of the note's mauturity date of December 22, 2000. Principal and interest are payable in stock at the option of the
     Company. In connection therewith, the Company agreed to
     issue to the holders of the notes warrants to purchase an
     aggregate of 1,000,000 shares of common stock at an exercise
     price of $0.50 per share.                                          500,000

     In August, 2000, a Note in the principal amount of $100,000 was entered into with interest of 10% per annum, payable
     February 2001. In conjunction with this financing, the Company issued a warrant to purchase 200,000 shares of common stock
     at a exercise price of $0.50 per share.                            100,000

     In September, 2000, a Note in the principal amount of
     $150,000 was entered into with interest of 10% per annum,
     payable November 2000. In conjunction with this financing, the Company issued a warrant to purchase 300,000 shares of common stock at a exercise price of $0.50 per share. The
     Company, at its option, may pay the Note in common stock
     or equivalents.                                                    150,000

     In September, 2000, a Note in the principal amount of
     $25,000 was entered into with interest of 10% per annum,
     payable February 2001. In conjunction with this financing, the Company issued a warrant to purchase 50,000 shares of
     common stock at a exercise price of $0.50 per share. The
     Company, at its option, may pay the Note in common stock
     or Equivalents                                                      25,000
                                                                     ----------

          Total Long-Term Debt                                       $1,546,500

     Less: Current Portion                                           $1,546,500
                                                                     ----------
     Long-Term Debt, net of current portion                          $     --
                                                                     ==========

NOTE 10 - Commitments and Contingencies

     Employment Agreement

     The Company has one employment agreement with a former executive of the Company that expires in the year 2001. The annual commitment for compensation is approximately $150,000 each year.

     Loan Guarantee

     The Company is a guarantor of loan obtained by an unrelated party in connection with a purchase agreement. In addition, payments of the loan are secured by the Company's assets. Total outstanding balance of the loan at December 31, 2000 was approximately $89,000.

     Litigation

     The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

     On February 12, 1999, a judgment in the amount of $1,064,616 was entered against X-Treem. Such amount had been accrued and included in accrued expenses at September 30, 2000, the date of the Company prior Form 10Q. In November, 2000, as more fully described in Note 3 - Disolutionment of Subsidiary, X-Treem was formally dissolved in Novemeber 2000 and as a result the liabilities, including the February 1999 judgment in the amount of $1,064,616 has been removed from the Company's Consolidated Balance Sheet. Management does not believe the Company has any current or future liability or will incur any material loss in the future as a result of the X-Treem liabilities.

     Payroll Taxes

     The Company has unpaid payroll taxes since the fourth quarter 1997. The Company is in the process of filing all unfiled returns and has accrued estimated penalties and interest of $255,500.

     Lease

     The Company occupies its premises subject to a noncancelable lease agreement expiring in March 2004. The Company will pay a fixed monthly rent plus real estate taxes.

     Future minimum payments under an operating lease are as follows at December 31, 2000.

       For the Year Ending
          December 30,                                    Amount
       ----------------------------------------------------------
             2001                                         121,805
             2002                                         121,805
             2003                                         121,805
                                                        ---------
       Total minimum lease payments                     $ 365,415
                                                        =========


     Rent expense for the nine months ended December 31, 2000 and 1999 was $91,662 and $100,964, respectively. In connection with the lease, a refundable security deposit of $30,063 is held by the landlord.

NOTE 11 - Economic Dependency

     Major Customers

     The Company sells a substantial portion of its products to three customers for the six months ended December 31, 2000.

     Major Suppliers

     The Company purchased a substantial portion of its raw materials from one supplier for the nine months ended December 31, 2000.

Item 2:

PHLO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS [Unaudited]
--------------------------------------------------------------------------------

For the nine months ended December 31, 2000 compared with the nine months ended December 30, 1999.

The following discussion of the Company's financial condition as of December 31, 2000 and results of operations for the nine months ended December 31, 2000 and 1999 includes Phlo Corporation and its subsidiary (collectively, the "Company") and should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this 10-QSB.

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

RESULTS OF OPERATIONS

The Company had a net income of $1,535,819 for the nine months ended December 31, 2000 as compared to a net loss of $1,493,665 for the nine months ended December 31, 1999. The decrease in net loss is the result of the gain on the disposition of the net liabilities of a dissolved business of $3,950,981. For the same periods, sales decreased from $1,279,856 to $356,548.

The decrease in sales resulted from the discontinuance of all of the fruit beverages and lemonades of the McCoy's line of beverages in preparation for the substitution thereof by the "ZO-Vital Cell Defense" beverage line and the Company's decision to change its packaging from 20 ounce to 16 ounce bottles (which required significant changes to labels etc.). In conjunction therewith, the existing finished goods inventory was depleted to levels insufficient to satisfy a significant portion of the orders from the Company's distributors. The change to 16 ounce bottles is the result of the Company's desire to achieve greater margins more consistent with the patented nature of its beverage products and the result of the request of certain of its major new distributors. ZO was first produced in October, 2000, and sales immediately followed. However, as the new 16 ounce bottle will not be available from the Company's supplier until the end of February, 2001, the initial demand for ZO had to be met using 20 ounce bottles, of which there was very little inventory. The Company has not been able to meet the significant demand for ZO, but expects to be able to meet such demand with the planned production of approximately 200,000 cases of its beverages in March, 2001 using the new 16 ounce packaging.

The launch of the Vital Cell Defense line of beverages marks the successful commercialization of one of the Company's biotechnologies and is expected to lead to significantly higher future sales. The Company currently has open (unfilled) purchase orders providing for the shipment of approximately 100,000 cases of beverages representing gross revenues of $750,000. In December, the Company signed a distribution agreement with one of the largest independent Coca-Cola bottling and distribution companies in the world, Hondo, Inc. and its affiliates.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, although the Company incurred a net income of $1,535,819 during the nine months ended December 31, 2000. The Company's current liabilities exceeded its current assets by $3,261,227 and its total liabilities exceeded its total assets by $3,169,786. In addition the Company is delinquent in connection with various obligations including, trade payables, accrued payroll taxes, and notes payable. These factors and uncertain conditions that the Company has faced in its day-to-day operations have created an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue through the expansion of its beverage product lines.

With respect to those factors cited above, including the uncertain conditions, management has taken action and is formulating additional plans intended to remove the going concern uncertainty. Specifically, as more fully described in
NOTE 3 - Disolutionment of Subsidiary, in November 2000, X-Treem was formally dissolved. As a result, the Company's assets, liabilities and stockholders' deficiency no longer reflect those of X-Treem. The effect is to reduce the excess amount by which current liabilities exceeds current assets and the amount by which total liabilities exceed total assets by approximately $3,951,000. The financial statements of the Company have been prepared by management without a review, pursuant to Statement on Auditing Standards No. 71 being done by the Company's Independednt Accountants. With respect to sales and operations, as a result of the Company's newest beverage line, "Zo - Vital Cell Defense", which was introduced in October 2000, the Company was successful in materially expanding its distribution base by signing a distribution agreement with one of the largest independent Coca-Cola bottling and distribution companies in the world. The Company expects the demand for its products to grow rapidly and anticipates achieving profitability during an upcoming quarter. In addition these events contributed to the Company executing a definitive agreement providing for at least $1,400,000 of production financing. The Company plans to raise additional funds to meet demands for its products and satisfy existing obligations. No assurance can be made that the management will be successful in achieving its plan.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      Phlo Corporation



February 20, 2000                     By:  /s/ James B. Hovis
                                           -----------------------------------
                                           James B. Hovis
                                           President and Chief Executive Officer