Form 10KSB
period 2001-03-31
PHLO CORP
filed 2001-07-16
CIK 1012130

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB



     [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 2001.

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



Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $317,698.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of June 29, 2001, was approximately $16,486,485.

The number of shares outstanding of the issuer's common stock as of June 29, 2001 was 36,481,078.

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


Stock Exchange Transaction

On October 22, 1998, the Company agreed to acquire the capital stock of a beverage company, X-Treem, through an exchange of stock with the shareholders of X-Treem (the "Stock Exchange Transaction"). On April 2, 1999, the agreement was amended so as not to require Phlo's stock to be reverse-split, as initially intended. As a result, the additional shares that would be issuable under the amended agreement could not be issued at that time because Phlo did not have enough authorized shares to do so. During the year ended March 31, 2001, the Company authorized an increase in the number of authorized shares sufficient to complete the stock exchange transaction, and in December 2000, the Company began issuing stock in accordance with the Stock Exchange Transaction.

Financing Activities

In November 2000, the Company filed an Amended and Restated Certificate of Incorporation which increased the number of authorized shares of common stock from 25,000,000 to 250,000,000 and conferred on the board of directors blank check authority to issue classes and series of stock without further shareholder action.

During the fiscal year ended March 31, 2001, the Company raised approximately $1,599,832 in the private placement of equity and debt.

Disolution of Subsidiary:

In November 2000, X-Treem was formally dissolved in accordance with the General Corporation Law of the State of Delaware. For approximately two years prior thereto X-Treem had been inactive and had no revenues. As a result of the disolution, the Company's assets, liabilities and stockholders' deficiency no longer reflect those of X-Treem. The effect was to reduce the Company's liabilities by approximately $4,211,000, reduce the Stockholders'Deficiency by approximately $3,951,000, and reduce the assets by approximately $260,000.


Recent Developments

In October 2000, the Company introduced its newest line of beverages, "ZO - Vital Cell Defense", featuring its proprietary (patent-pending) composition, Vitamin E Phosphate-Phosphatidylcholine ("Vitamin E Phosphate/PC"), with controlled-release capability which is designed to protect cells from the oxidative stress of aging and to stimulate cell repair. The launch of the Vital Cell Defense line marks the successful commercialization of one of the Company's biotechnologies. In December 2000, the Company signed a distribution agreement with one of the largest independent Coca-Cola bottling and distribution companies in the world, Coca-Cola Hondo, Inc. and its affiliates ("Coca-Cola Hondo") to cover the entire Coca-Cola Hondo distribution territory consisting of Illinois, Wisconsin, Michigan, and parts of Indiana, Ohio, Pennsylvania and New York. In April 2001, the Company began shipping its beverages to Coca-Cola Hondo, to enable Coca-Cola Hondo to make initial distributions of the Company's beverages to its customer base. Sales in April to Coca-Cola Hondo approximated $1,100,000.

In May 2001, Coca-Cola Hondo and Coca-Cola Enterprises ("CCE"), the master distributor, on a global basis, of all of Coca-Cola, Company's beverage products, announced the acquisition of Coca-Cola Hondo by CCE for a total consideration of approximately $1.7 Billion. This transaction is anticipated to close, and therefore become effective, in July or August 2001. On a short-term basis, the Coca-Cola Hondo acquisition by CCE caused the Company's beverage launch to be delayed within Illinois, most notably Chicago. On a longer-term basis, the Company does not believe the acquisition of Coca-Cola Hondo by CCE will have any detrimental effect on its sales to Coca-Cola Hondo, but rather the Company believes that it will enable the Company to more rapidly increase its beverage sales volumes in the Coca-Cola Hondo and adjacent CCE territories.

Product Overview

The Company's "ZO - Vital Cell Defense" and McCoy's beverage line features fruit drinks, lemonades, iced teas and green teas and is offered in 16 ounce bottles."ZO - Vital Cell Defense" with its patent-pending Vitamin E Phosphate/PC and sustained release delivery technology is available in eleven flavors:
Cranberry Berry, Orange Carrot, Pink Lemonade, Tropical Punch, Kiwi Strawberry, Raspberry Vanilla and Blackberry Cherry, plus four flavors of iced tea. The Company's McCoy's Green Tea line is the first and only new age beverage that delivers a truly functional level (250 mg) of powerful green tea catechins, including the super anti-oxidant, EGCg. Studies show that a high daily intake of EGCg aids in the protection against cancer and cardiovascular disease. McCoy's Green Teas also feature Vitamin C and Siberian ginseng for sustained energy and concentration and are available in four flavors.


Marketing and Distribution

The Company's beverage products are offered through large supermarket chains, other high volume chain stores, small retail outlets and delicatessens and convenience stores. With the signing of a distribution agreement in December 2000 with Coca-Cola Hondo, and initial sales thereunder beginning in April 2001, the Company has markedly expanded the base of accounts (i.e. supermarkets, other chains, neighborhood grocery stores, delicatessens, and convenience stores) in which its beverage products are offered. In fiscal year ending March 31, 2002, the Company will continue to focus on expanding its sales within the existing accounts served, add to these accounts and add new distributors. The Company prices its ZO and McCoy's beverages to compete with other cold drinks on the market.


Industry Overview/Competition

The Company's ZO and McCoy's line of beverages competes in the "New Age" beverage category. The Company's line of ready to drink beverages competes directly with such brands as Arizona, SoBe, Snapple and others, although the Company believes that its ZO beverage line, with its proprietary (patent-pending) composition and controlled-release capability differentiates itself from these other major brands. The category of "New Age" beverages is the fastest growing category in the beverage industry today.

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

The Company purchases juices, concentrates, flavors, nutrients, labels, caps, bottles, boxes and other ingredients for its product line from independent manufacturers. The products are delivered to an independent co-packer where the Company's products are manufactured. Management believes that there are alternatives to all of its suppliers in the event the Company is compelled to purchase raw materials from other sources, although there can be no assurances that alternative sources would become available in a timely manner, if which case it could have a material adverse effect on the Company's business, operating results and financial condition.

Trademarks

The Company has filed an application for registration in the United States for the trademarks and brand name related to its product lines. The Company believes that its trademarks and trade names are significant to the marketing and sale of its products and that the inability to utilize the same could have a material adverse effect on the Company's business, results of operations and financial condition.


Management and Employees

As of March 31, 2001, the Company employed five (5) employees, all on a full time basis.

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


Item 3. LEGAL PROCEEDINGS.

The Company and its subsidiaries are involved in a number of lawsuits related to claims arising through the normal course of business, including claims which have been reduced to judgments. The judgments and certain others claims have been provided for and are reflected within the accompanying financial statements as accrued expenses at March 31, 2001.

In addition to the claims referred to above, there are other lawsuits in which the Company is involved, but is unable to predict the outcome, and there are judgments and claims made against one of the Company's former subsidiaries, X-Treem. In the opinion of management, based on currently available facts, and the aggregate liability currently provided for within the accompanying financial statements, the ultimate resolution of such matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the holders of the Company's common stock during the last quarter of its fiscal year ended March 31, 2001.

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

The following table indicates the high and low bid prices for the common stock of the Company for the period April 1, 2000 to March 31, 2001, based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

There were no cash dividends declared on the common stock for the fiscal years ended March 31, 2000 and 2001.

--------------------------------------------------------------------------------
                                  Common Stock
--------------------------------------------------------------------------------
                     Year Ended 3/31/00                 Year Ended 3/31/01
--------------------------------------------------------------------------------
Quarter             High              Low              High             Low
--------------------------------------------------------------------------------
First Quarter      $1.00            $0.42              $3.50            $2.12
--------------------------------------------------------------------------------
Second Quarter     $2.00            $0.37              $2.65            $1.09
--------------------------------------------------------------------------------
Third Quarter      $1.37            $0.51              $1.94            $0.69
--------------------------------------------------------------------------------
Fourth Quarter     $4.00            $0.51              $1.44            $0.62
--------------------------------------------------------------------------------


On March 31, 2001, the closing price of the Common Stock as reported on the OTC Bulletin Board was $0.75. As of March 31, 2001, the Company had approximately 1,933 beneficial holders of record of its shares of Common Stock.

During the fiscal year ended March 31, 2001, the Company raised $907,500 in debt and $692,332 in equity, and issued or agreed to issue 1,005,243 shares of common stock or warrants to purchase common stock in exchange for services, each in reliance on various exemptions available under the Securities Act. For more detail on the individual transactions, see Notes 9 and 10 of the Financial Statements set forth in item 7 hereof.

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


OVERVIEW

The following discussion of the Company's financial condition as of March 31, 2001 and results of operations for the year ended March 31, 2001 and 2000 includes Phlo Corporation and its subsidiary (collectively, the "Company") and should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this 10-K.


RESULTS OF OPERATIONS

The Company realized a net income of $649,473 for the year ended March 31,2001 as compared to a net loss of $2,831,579 for the year ended March 31, 2000. During the same periods, sales decreased from $1,125,650 to $317,698 and the operating loss increased from $2,505,653 to $2,894,419.

Net income for the year was due to a gain realized on the dissolution of X-Treem in the amount of $3,950,981. See Item 1. Dissolution of Subsidiary. The decrease in sales resulted from replacing all of the McCoy fruit beverages and black teas to incorporate the technologies of the "ZO-Vital Cell Defense" beverage line. In addition the Company replaced its former 20 oz. glass bottle container with 16 ounce bottles (which required significant changes to labels etc.). This action was taken at the request of a major distributor (Coca-Cola Hondo) and to improve the Company's gross profit margin related to the sale of proprietary beverage products. As a result of these changes, the existing finished goods inventory was depleted to levels insufficient to satisfy a significant portion of the orders from the Company's distributors, and shortly after the end of the March 31, 2001 fiscal year, much of this inventory was liquidated at average prices less than cost, necessitating lower of cost or market adjustments and thus impacting the Company's gross margin.

The launch of the Vital Cell Defense line of beverages marks the successful commercialization of one of the Company's biotechnologies and is expected to lead to significantly higher future sales, and greater margins. The changes described above were necessary to incorporate the ZO-Vital Cell Defense" into the beverage lines. ZO was first produced in a limited volume production run in October, 2000. Quick sales followed, as well as an exclusive distributorship agreement with Coca-Cola Hondo covering the entire Coca-Cola Hondo distribution territory consisting of Illinois, Wisconsin, Michigan, and parts of Indiana, Ohio, Pennsylvania and New York. In April 2001, the Company began shipping its beverages to Coca-Cola Hondo, to enable Coca-Cola Hondo to make initial distributions of the Company's beverages to its customer base. Sales in April to Coca-Cola Hondo approximated $1,100,000 and the gross margin approximated $330,000 or 30%.

LIQUIDITY AND CAPITAL RESOURCES

Net income of $1,341,403 for the year ended March 31, 2001 assisted the Company in reducing the Company's Stockholders' Deficiency from $5,410,045 to $3,077,249. In addition during the year ended March 31, 2001, the Company reduced its working capital deficit by approximately $2,210,000 to $3,104,615.

During the upcoming fiscal year ending March 31, 2002, the Company is taking further steps to reduce or eliminate the Stockholders' Deficiency and to create a positive working capital position. The Company projects a net income for the quarter ended June 30, 2001, based on the strength of only one month (April
2001) of production of its "ZO" beverage line. In that production run the Company produced approximately 187,000 cases of product and sold nearly 150,000 cases within ten (10) days of when it was produced. These sales were made to Coca-Cola Hondo. Thereafter the "ZO" line was sold to some of the Company's other distributors. Based on the taste and uniqueness of the ZO line, and the large number of accounts serviced by the Company's existing distributors, the Company anticipates being profitable in future quarters and overall for the fiscal year ending March 31, 2002. Additionally, the Company believes it is more likely than in prior years to raise substantial equity funds as a result of its expanded distribution base, the existence of its first beverage containing commercialized biotechnology ("ZO-Vital Cell Defense") and prospects for income for the full fiscal year ending March 31, 2002. On June 11, 2001, the Company signed a full service investment banking agreement with Sands Brothers & Co., Ltd. Sands Brothers will provide a full range of investment banking and financial advisory services to the Company, including the immediate placement of up to $5 million of is securities. Finally, the Company has taken steps to convert certain existing debts into equity and will continue to pursue these steps.


For the three reasons described above, the Company believes that it will be profitable, create a positive working capital position and a positive Shareholders' Equity. There can be no assurance that management's plans will be realized and therefore, until the present conditions referred to above are either removed or substantially improved upon there is substantial doubt about the Company's ability to continue as a going concern.

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

Item 7. FINANCIAL STATEMENTS AND FOOTNOTES


                        PHLO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                   For the Years Ended March 31, 2001 and 2000



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

  Balance Sheet                                                         F-2-3
  Statements of Operations                                              F-4
  Statements of Changes in Stockholders' Deficiency                     F-5
  Statements of Cash Flows                                              F-6-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-8-25

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders of
Phlo Corporation and subsidiaries


We have audited the accompanying consolidated balance sheet of Phlo Corporation ("Phlo") and subsidiaries as of March 31, 2001, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phlo Corporation and subsidiaries as of March 31, 2001 and the results of their operations and their cash flows for the years ended March 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company incurred an operating loss of $2,831,579 during the year ended March 31, 2001, and, as of that date, the Company's current liabilities exceeded its current assets by $3,304,757 and its total liabilities exceeded its total assets by $3,107,115 and there are uncertain conditions that the Company faces. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ Marcum & Kliegman LLP

New York, New York
July 16, 2001

                                               PHLO CORPORATION AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

                                                                  March 31, 2001
--------------------------------------------------------------------------------

                                     ASSETS


CURRENT ASSETS
 Cash                                                    $  7,738
 Prepaid expense                                          143,604
 Inventory                                                123,218
                                                         --------

       Total Current Assets                                             $274,560


PROPERTY AND EQUIPMENT, Net                                               15,927



OTHER ASSETS
 Licensing Fee - net of accumulated amortization
     of $24,000                                            36,000
 Security deposit                                          30,063
 Due from related party                                    52,435
 Deposit on bond                                           49,756
 Other deferred charges                                    13,461
                                                         --------


       Total Other Assets                                                181,715
                                                                        --------


       TOTAL ASSETS                                                     $472,202
                                                                        ========



   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

                                                                  March 31, 2001
--------------------------------------------------------------------------------



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
 Accounts payable                                                                $   856,172
 Accrued expenses and taxes                                                        1,043,145
 Note payable                                                                      1,680,000
                                                                                 -----------

       Total Current Liabilities                                                                    3,579,317

                                                                                                  -----------

       TOTAL LIABILITIES                                                                            3,579,317


COMMITMENTS AND CONTINGENCIES




STOCKHOLDERS' DEFICIENCY Preferred stock, 15,000,000 authorized:
   Series A convertible stock, $0.0001 par value, 500,000 Shares
     authorized, issued and outstanding (liquidation preference $100,000)                                  50
   Series B non-convertible stock, none issued and outstanding                                             --
   Series C convertible stock, $0.0001 par value, 3,000,000 shares
     authorized, 1,217,022 shares outstanding (liquidation preference $15,929)                            121
   Series C preferred convertible stock, 140,027 shares subscribed                                         14
   Common stock, $0.0001 par value, 250,000,000 shares authorized,
     35,224,415 shares issued and outstanding                                                           3,521
   Common stock, $0.0001 par value, 11,580,422 shares subscribed                                        1,159
   Additional paid-in capital                                                                       5,454,220
   Accumulated deficit                                                                             (8,566,200)
                                                                                                  -----------

       TOTAL STOCKHOLDERS' DEFICIENCY                                                              (3,107,115)
                                                                                                  -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIENCY                                                                                $   472,202
                                                                                                  ===========



   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF OPERATIONS

                                    For the Years Ended March 31, 2001, and 2000
--------------------------------------------------------------------------------


                                                      2001             2000
                                                  -------------    ------------
SALES                                             $     317,698    $  1,125,650

COST OF SALES                                           433,995         840,502
                                                  -------------    ------------

       GROSS (LOSS) PROFIT                             (116,297)        285,148

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                             2,778,172       2,790,801
                                                  -------------    ------------

       OPERATING LOSS                                (2,894,469)     (2,505,653)
                                                  -------------    ------------

OTHER INCOME EXPENSES
 Interest expense                                      (407,039)       (325,926)
 Non-Recurring Gain on Dissolution of X-Treem         3,950,981              --
                                                  -------------    ------------

       TOTAL OTHER INCOME (EXPENSE)                   3,543,942        (325,926)
                                                  -------------    ------------

       NET INCOME (LOSS)                          $     649,473    $ (2,831,579)
                                                  =============    ============

Average Number of Shares Outstanding                 41,335,335      20,884,262
                                                  =============    ============
Diluted Average Number of Shares Outstanding        157,865,335      20,884,262
                                                  =============    ============

Net Income (Loss) Per Share (Basic)               $        0.02    $      (0.14)
                                                  =============    ============
Net Income  (Loss) Per Share (Diluted)            $        0.01    $      (0.14)
                                                  =============    ============


   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------




                                                                                       Series C
                                                            Series A                Preferred Stock              Series C
                                                         Preferred Stock              Subscribed              Preferred Stock
                                                  ----------------------------------------------------------------------------------
                                                       Shares       Amount        Shares       Amount        Shares      Amount
                                                  ----------------------------------------------------------------------------------

Balance - April 1, 1999                                500,000      $  50         212,623      $  21


Shares Issued and subscribed- Recapitalization                                  1,112,010        111

Proceeds from private placement
   offering                                                                       256,835         26

Issuance of Shares of Stock for
   services rendered                                                               11,441          1

Stock Subscriptions issued for
   Services rendered

Common stock subscriptions

Exchange by shareholder of debt
     for warrant

Net loss
                                                  ----------------------------------------------------------------------------------

Balance - March 31, 2000                               500,000      $  50       1,592,909      $ 159

Shares issued and subscribed - Recapitalization                                (1,003,716)      (100)       767,596         76

Prior years private placement offerings
    other sales                                                                  (449,166)       (45)       449,426         45
                                                  ----------------------------------------------------------------------------------
Balance - March 31, 2001                               500,000      $  50         140,027      $  14      1,217,022     $  121
                                                  ==================================================================================


                                             Common Stock
                                              Subscribed           Common Stock        Additional
                                      ------------------------------------------------   Paid-in      Accumulated
                                          Shares       Amount    Shares      Amount      Capital        Deficit         Total
                                      ----------------------------------------------------------------------------------------------

Balance - April 1, 1999                  1,968,728   $   197   11,333,335   $ 1,133     2,857,784    $ (6,384,094)   $(3,524,909)

Shares Issued and Subscribed-
   Recapitalization                        911,160        91    9,379,151       938        (1,140)                             0

Proceeds from private placement
   offering and other sales                                     2,760,535       276       682,198                        682,500

Issuance of Shares of Stock for
   services rendered                                              855,234        86        28,464                         28,551

Stock Subscriptions issued for
   Services rendered                       150,000        15                               17,985                         18,000

Common stock subscriptions                 215,000        21                              184,979                        185,000

Exchange by shareholder of debt
     for warrant                                                                           32,392                         32,392
Net loss                                                                                               (2,831,579)    (2,831,579)
                                       ---------------------------------------------------------------------------------------------
Balance - March 31, 2000                 3,244,888   $   324   24,328,255   $ 2,433   $ 3,802,662    $ (9,215,673)   $(5,410,045)
Shares issued and subscribed -
   Recapitalization                     10,076,791     1,009      332,324        33          (822)                           196
Common shares subscribed
   private placements                   (1,968,728)     (197)   1,971,232       197
Proceeds from private placement
   offerings                               127,926        13      108,333        11       247,580                        247,604
Issuance of stock for services
   rendered                                                     5,120,617       512       613,963                        614,475
Common stock subscription
   services                               (150,000)      (15)     125,000        12            (3)                            (6)
Deposit bond                                                      414,635        41        49,715                         49,756
Common stock subscription                 (205,000)      (20)     205,000        20
Debt converted into equity                 454,545        45                               99,955                        100,000
Beneficial conversion feature of
   Debt issuance                                                                           73,798                         73,798
Equity effect of transactions with
   Related party                                                                          420,521                        420,521
Issuance of warrants for services                                                         123,096                        123,096
Exercise of warrants                                            2,619,019       262        23,755                         24,017
Net income                                                                                                649,473        649,473
                                       ---------------------------------------------------------------------------------------------
Balance - March 31, 2001                11,580,422   $ 1,159   35,224,415   $ 3,521   $ 5,454,220    $ (8,566,200)   $(3,107,115)
                                       =============================================================================================

                                               PHLO CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     For the Years Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------



                                                                 2001           2000
                                                              -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                            $   649,473    $(2,831,579)
                                                              -----------    -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Gain on dissolution of X-Treem                             (3,950,981)            --
    Stock-based compensation                                      797,908         78,944
    Depreciation  and amortization                                 60,097         99,808
     (Increase)decrease in accounts receivable                     69,390        (69,390)
     (Increase)decrease in inventory                              211,408       (334,626)
      Decrease in other current assets                                 --         22,137
      Increase in prepaid expenses                               (143,604)            --
      Increase in accounts payable                                164,533        626,388
      Increase in accrued expenses and taxes                      559,864        645,568
                                                              -----------    -----------

       TOTAL ADJUSTMENTS                                       (2,231,385)     1,068,829
                                                              -----------    -----------

       NET CASH USED IN OPERATING ACTIVITIES                   (1,581,912)    (1,762,750)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash received notes receivable                                       --         58,332
  Purchase of furniture and equipment                              (2,886)        (3,232)
  Advance to related party                                        (52,435)            --
                                                              -----------    -----------

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    $   (55,321)   $    55,100
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt                                     947,500      1,051,400
 Proceeds from issuance of equity securities                      271,811        867,499
 Equity contribution - related party transactions                 420,521             --
 Repayment of debt                                                (40,000)      (178,900)
                                                              -----------    -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES              $ 1,599,832    $ 1,739,999
                                                              -----------    -----------





   The accompanying notes are an integral part of these financial statements.

                                               PHLO CORPORATION AND SUBSIDIARIES

                                     For the Years Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                           2001           2000
                                                         --------        -------

       NET (DECREASE) INCREASE IN CASH                   $(37,401)       $32,349

CASH - Beginning                                           45,139         12,790
                                                         --------        -------

CASH - Ending                                            $  7,738        $45,139
                                                         ========        =======


   The accompanying notes are an integral part of these financial statements.


Supplemental Dislosures of Cash Flow Information:

                                                          2001           2000
                                                      -----------    -----------


Interest                                                      -0-             --
                                                         --------        -------

Income Taxes                                             $     --        $    --
                                                         ========        =======

During the year ended March 31, 2001, the Company converted $100,000 of debt into 454,545 shares of common stock.

During the year ended March 31, 2001, the Company issued 414,635 shares, with a fair value of $49,756, to a shareholder as a replacement for shares deposited as a bond.

Non cash investing and financing activities:

During the year ended March 31, 2001, the Company dissolved X-Treem and realized a gain of $3,950,981. The Company wrote off assets totaling $260,000 and liabilities $4,210,981.

                                               PHLO CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Company Activities

Phlo Corporation, a Delaware corporation incorporated in December, 1995 and located in New York, New York, and its subsidiaries (hereinafter collectively referred to as the "Company") is a manufacturer of beverages containing patented and patent-pending biotechnologies. The Company sells its beverages to distributors, who offer the beverages for sale in high volume chain stores, such as supermarkets, and in small retail outlets, such as delicatessens and convenience stores.

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

In July, 1999, the Company incorporated Phlo Beverage Products Company, a wholly owned subsidiary, to conduct the business of producing and selling McCoy's beverages. In August, 1999, the Company incorporated Phlo System, Inc., a wholly owned subsidiary. In October, 2000, Advanced Bio-Delivery, LLC., a limited liability company formed in June, 2000, became a wholly-owned subsidiary of the Company. Hereafter, the Company will conduct its biotechnology-related activities through Phlo System, Inc. and Advanced Bio-Delivery, LLC. In November 2000, X-Treem, a former subsidiary was formally dissolved. As a result, the Company's assets, liabilities and stockholders' deficiency no longer reflect those of X-Treem. The effect of this transaction was to reduce liabilities by approximately $4,211,000, decrease the Company's Stockholders' Deficiency by approximately $3,951,000, and reduce assets by approximately $260,000. See NOTE 3.

On October 22, 1998, the Company agreed to acquire the capital stock of a beverage company, X-Treem, through an exchange of stock with the shareholders of X-Treem (the "Stock Exchange Transaction"). On April 2, 1999, the agreement was amended so as not to require Phlo's stock to be reverse-split, as initially intended. As a result, the additional shares that would be issuable under the amended agreement could not be issued at that time because Phlo did not have enough authorized shares to do so. During the year ended March 31, 2001, the Company authorized an increase in the number of authorized shares sufficient to complete the stock exchange transaction, and in December 2000, the Company began issuing stock in accordance with the Stock Exchange Transaction.

As of March 31, 2001, 28,838 shares of X-Treem capital stock representing 96.47% of the total outstanding shares were exchanged for Phlo shares which have been issued out of authorized shares or are yet to be issued. In order to complete the Stock Exchange Transaction with respect to those shareholders of X-Treem who have elected to participate in the exchange transaction, the Company is required to issue 10,987,951 additional shares of common stock and 108,294 shares of Series C Preferred Stock. As of June 30, 2001, the Company has issued 500,592 shares of common stock and 108,294 shares of Series C Preferred Stock in accordance with the Stock Exchange Transaction.

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

As of March 31,2001, there are 35,244,415 common shares issued and outstanding and 11,580,422 common shares subscribed. In addition, options and warrants to purchase 2,438,333 and 8,921,604 shares of common stock are also outstanding, respectively.

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


Intangible Assets

     Intangible assets consist of a licensing fee and is being amortized on a straight-line basis over a five-year period. Amortization of goodwill charged to operations for the years ended March 31, 2001 and March 31, 2000 amounted to $12,000 per year.


Inventories

     Inventories are stated at the lower of cost or market. Costs, which include purchases, freight and packaging, raw materials, packing fees and finished products, are determined on the first-in, first-out basis. Non-saleable and obsolete inventories have been recorded at cost, or net realizable value, whichever is lower.


Advertising Expense

     Advertising costs of $82,905 and $296,761 are expensed as incurred during the years ended March 31, 2001 and 2000, respectively.

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

Research and Development

     Research and development costs of $106,193 and $0 are expensed as incurred during the year ended March 31, 2001.


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


Earnings (Loss) Per Share

     The Company adopted the provision of SFAS No. 128, "Earnings Per Share". Basic EPS is computed by dividing income (losses) available to common stockholders by the weighted-average number of common shares outstanding for the period adjusted retroactively to April 1, 1997 for the shares issued in the recapitalization and shares of common stock which are presently issuable by the Company. Diluted earnings per share includes the potential dilution that occurs if securities or other contracts to issue common stock were exercised or converted into common stock.


                                                    2001           2000
                                                    ----           ----

     Numerator:

     Net income (loss)                          $    649,473   ($ 2,831,579)

     Numerator for basic earnings (loss)
        Per share                                    649,473     (2,831,579)

     Effect of dilutive securities,
        Interest on convertible notes:                    --             --
        Payable                                       45,875             --
                                                ------------   ------------

     Numerator of diluted earnings (loss)
        Per share                                    695,348     (2,831,579)
                                                ------------   ------------

     Denominator:

     Denominator for basic earnings (loss)
        per share
        weighted average outstanding shares       25,961,646     20,884,262

     Shares which are currently
        Issuable                                  11,550,422             --
                                                ------------   ------------

     Denominator for basic earnings (loss)
        per share                                 37,542,068     20,884,262
                                                ------------   ------------
     Effect of dilutive securities:
        Options                                    1,835,666             --
        Warrants                                  39,571,560             --
        Convertible preferred stock              135,704,500             --
        Convertible notes payable                  2,033,999             --
                                                ------------   ------------
     Dilutive potential common shares            179,146,125             --
                                                ------------   ------------
     Denominator for dilutive earnings (loss)
        per share                                216,688,193     20,884,262
                                                ============   ============
     Basic earnings (loss) per share                     .02           (.14)
                                                ============   ============

     Diluted earnings (loss) per share                   .00           (.14)
                                                ============   ============

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

NOTE 3 - Dissolution of Subsidiary

     On November 13, 2000, X-Treem was formally dissolved in accordance with the General Corporation Law of the State of Delaware. For approximately two years prior thereto X-Treem had been inactive and had no revenues. As a result of the dissolution, the Company's assets, liabilities and stockholders' deficiency no longer reflect those of X-Treem. The effect was to reduce the Company's liabilities by approximately $4,211,000, reduce the Stockholders'Deficiency by approximately $3,951,000, and reduce the assets by approximately $260,000.

     Pro Forma condensed consolidated financial information as if the dissolution described above were consummated as of the beginning of each of the two years in the period ended March 31, 2001, are as follows:

                                                         Pro Forma       Pro Forma
                                            Actual      Adjustments     Information
                                            ------      -----------     -----------
     Year Ended March 31, 2001:

           Sales                        $     317,698             --    $    317,698
           Cost of sales                      433,995             --         433,995
                                        -------------                   ------------
              Gross margin                   (116,297)                      (116,298)
           Total operating expenses        (2,778,172)   $    40,000      (2,738,172)
                                        -------------    -----------    ------------
           Operating loss                  (2,894,469)        40,000      (2,854,469)
           Other income (expense):
              Interest expense               (407,039)        98,600        (308,439)
              Non-recurring gain
                 on dissolution
                 of X-Treem                 3,950,981     (3,950,981)             --
                                        -------------    -----------    ------------
           Income (loss) before
              Provision for income
              Taxes                           649,473     (3,812,381)     (3,162,908)
           Provision for income taxes              --             --              --
                                        -------------    -----------    ------------
           Net income (loss)            $     649,473    $(3,812,381)   $ (3,162,908)
                                        =============    ===========    ============
           Average number of shares
              outstanding                  37,542,068                     37,542,068
                                        =============                   ============
           Diluted average number of
              shares outstanding          216,688,193                     37,542,068
                                        =============                   ============
           Basic income (loss) per
              share                     $         .02                   $       (.08)
                                        =============                   ============
           Diluted income (loss) per
              share                     $         .00                   $       (.08)
                                        =============                   ============


     Year Ended March 31, 2000:

           Sales                        $   1,125,650             --    $  1,125,650
           Cost of sales                      840,502             --         840,502
                                        -------------                   ------------
              Gross margin                    285,148                        285,148
           Total operating expenses        (2,790,801)       171,491      (2,619,310)
                                        -------------    -----------    ------------
           Operating loss                  (2,505,653)       171,491      (2,334,162)
           Other expense:
              Interest expense               (325,926)       197,200        (128,726)
                                        -------------    -----------    ------------
           Net loss                     $  (2,831,579)       368,691    $ (2,462,888)
                                        =============                   ============
           Average number of shares
              outstanding                  20,884,262                     20,884,262
                                        =============                   ============
           Diluted average number of
              shares outstanding           20,884,262                     20,884,262
                                        =============                   ============
           Basic loss per
              share                     $        (.14)                  $       (.12)
                                        =============                   ============
           Diluted loss per
              share                     $        (.14)                  $       (.12)
                                        =============                   ============

NOTE 4 - Going Concern

     As shown in the accompanying financial statements, the Company had an operating loss of $2,894,469 for the year ended March 31, 2001. As of March 31, 2001, the Company's current liabilities still exceeded its current assets by $2,210,371 and its total liabilities exceeded its total assets by $3,077,249. In addition the Company is delinquent in connection with various obligations including, trade payables, accrued payroll taxes, and notes payable. These factors and uncertain conditions that the Company has faced in its day-to-day operations create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financings and generating sufficient revenue through the expansion of its beverage product lines to generate future profits.

     Management has taken actions and is implementing additional plans to strengthen the Company's working capital position and generate sufficient cash to meet it's operating needs through March 31, 2002 and beyond. Included in these actions is the expansion of the distribution of the "ZO" beverage line by signing distribution agreements with Companies such as Coca-Cola Hondo Incorporated, Rochester Coca-Cola Bottling Corporation and Keystone Coca-Cola Bottling Corporation.

     On June 11, 2001, the Company engaged an investment banking firm, Sands Brothers & Co. Ltd. ("Sands"), to act as the exclusive financial advisor to the Company for a three year period. This representation will include assistance in raising capital for the Company. The agreement requires the Company to pay Sands a quarterly retainer in the amount of $12,000, which can be paid in warrants to purchase shares of the Company's common stock. In addition, the Company issued Sands a warrant to purchase 750,000 shares of common stock at an exercise price of $.40 as an inducement for Sands to enter into the agreement.

     Finally, the Company is in the process of converting certain existing debts into equity and will continue to pursue these steps.

     There can be no assurance that management's plans will be realized and therefore, until the present conditions referred to above are either removed or substantially improved upon there is substantial doubt about the Company's ability to continue as a going concern.

NOTE 5 - Property and Equipment

     Property and equipment consists of the following at March 31, 2001:

          Furniture and fixtures                               $36,118
          Less: Accumulated depreciation                        20,191
                                                               -------

                 Net                                           $15,927
                                                               =======


     Depreciation expense for the years ended March 31, 2001 and 2000 was $8,097 and $7,808, respectively.


NOTE 6 - Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis), market value or net realizable value whichever is lower and consist of the following at March 31, 2001:

          Raw material                                        $ 62,568
          Finished goods                                        60,560
                                                              --------
               Total                                          $123,218
                                                              ========

     During the year ended March 31, 2001 the Company wrote off, and disposed of $115,786 of non-saleable and obsolete inventory and charged such amount to cost of sales.

NOTE 7 - Income Taxes

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                        2001         2000
                                                        ----         ----

     U.S. Federal statutory tax rate                    34.0%        34.0%

     Gain in dissolution of subsidiary (nontaxable)       .0%          --

     Change in valuation allowance                     (34.0%)      (34.0%)
                                                        ----         ----
     Provision for income taxes                          0.0%         0.0%
                                                        ====         ====

     No provision has been made in the accompanying financial statements for income tax expense as a result of the current operating loss and the net operating loss ("NOL") carryforwards.

     Differences between income tax benefits computed at the Federal statutaory rate (34%) and reported income taxes for 2000 and 1999 are primarily attributable to the valuation allowance for the NOL and other permanent differences.

     The NOL carryforward from the year ended March 31, 2000 in the amount of approximately $10,616,000 has been reduced by $6,138,802 in connection with the X-Treem transaction, as discussed in Note 3. This reduction is for NOL carryforwards originated by the X-treem subsidiary that will not be able to be utilized by the Company as a result of this transaction. As of March 31, 2001, the Company estimated the available NOL carryforwards to be approximately $ and the Company's total deferred tax assets relating to the carryforwards amounted to approximately $3,609,000 which expire though March 31, 2021. The Company has a valuation allowance for the full assessment of the deferred tax assets at March 31, 2001 as management does not believe it is more likely than not that the valuation of the asset is recoverable.

     Further, the Company has not filed any federal, state or local income or franchise tax returns. Such failure may have a material adverse effect on the amount of any net operating loss carryforwards and may subject the Company to fines.

NOTE 8 - Stock Options

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

     A summary of stock option activity is as follows:

                                                            Weighted Average
                                               Number        Exercise Price
                                             of Options       Common Stock
                                             ----------     ----------------


     Balance - April 1, 1999                 3,208,333            $0.26
                                             ---------

     Options granted                                --
     Options exercised                          20,000             0.05
     Options cancelled                         750,000             0.10
                                             ---------
     Balance - March 31, 2000                2,438,333             0.33

     Balance - March 31, 2001                2,438,333             0.33
                                             =========

     Exercisable at March 31, 2000           2,438,333             0.33
                                             =========
     Exercisable at March 31, 2001           2,438,333             0.33
                                             =========

     The options issued to officers, directors and employees expire in three (3) to eight (8) years and may be exercised at anytime. The options issued to consultants to purchase 200,000 shares of its common stock, at an exercise price of $0.875, have a weighted average remaining contractual life of 6.25 years.

     In December, 1999, the Company issued to a former officer and director of the Company 20,000 shares of Common Stock as a result of such individual's exercise of his options to purchase such shares at an exercise price of $0.05 per share.

NOTE 9 - Stockholders' Equity

     Preferred Stock

     The Company has 15,000,000 shares of preferred stock, $0.0001 par value, authorized.


     Series A Convertible Preferred Stock

     At March 31, 2001, the Company has 500,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") issued and outstanding. The Series A Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series A Preferred is convertible into one share of common stock.


     Series B Non-Convertible Preferred Stock

     At March 31, 2001, none of Series B Non-Convertible Preferred Stock ("Series B Preferred") was issued and outstanding. The Series B Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series B Preferred is subject to certain redemption and liquidation provisions, as defined.


     Series C Convertible Preferred Stock

     As of March 31, 2001, 1,217,022 shares of Series C Prefered Stock were issued and outstanding and 140,027 shares were subscribed in connection with private placement unit offerings and the Stock Exchange Transaction. Each holder of the Series C Preferred Stock has the right to cast one vote for each share of Common Stock into which his or its Series C Preferred Stock is convertible. No dividends are currently payable with respect to Series C Preferred Stock. The holders of Series C Preferred Stock have a liquidation preference of $0.01 per shares plus all accrued but unpaid dividends, if any. Holders of the Series C Preferred Stock have no redemption rights. Each share of Series C Preferred Stock initially is convertible into 100 shares of Common Stock without the payment of any additional consideration at any time after September 30, 2001. However, the conversion rate is subject to adjustment in the case of certain corporate transactions or events (not related to the market price of the Common Stock).


     Common Stock

     On November 9, 2000, the Company filed an Amended and Restated Certificate of Incorporation which increased the number of authorized shares of common stock from 25,000,000 to 250,000,000. At March 31, 2001, 35,224,415 common shares were issued and outstanding.


     In October and November, 1999, in consideration of $121,500, the Company sold an aggregate of 303,750 shares of Common Stock, all of which have been issued as of March 31, 2001.

     In March 2000, in consideration of $165,000, the Company sold an aggregate of 165,000 shares of Common Stock, all of which have been issued as of March 31, 2001.

     In April and May 2000, in consideration of $147,500, the Company sold to nine investors an aggregate of 108,332 shares of common stock.

     In February, 2001 in consideration of $27,604, the Company sold to two investors an aggregate of 12,926 shares of common stock, none of which have been issued as of the filing date.

     In March, 2001, in consideration of $72,500, the Company sold to two investors an aggregate of 115,000 shares common stock, none of which have been issued as of March 31, 2001.

     During the year ended March 31, 2001 the Company issued 414,635 shares of stock to a stockholder and officer of the Company, in replacement of 414,635 shares of common stock used as collateral to post litigation bonds in legal actions related to Company and certain of its subsidiaries. (See
     Note 11) Since the litigation has not been resolved the Company has recorded the fair value of such shares issued as a litigation bond deposit.

     During the year ended March 31, 2001, the Company issued 5,120,617 shares of common stock with a total fair value of $614,475 to various individuals for consulting, advertising, marketing and professional services rendered to the Company during the period.

     During the year ended March 31, 2001, the Company issued 2,401,670 of common stock pursuant to exercise of warrant by an individual and realized total proceeds of $24,017.

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

2) The following is a summary of warrant activity for the years ended March 31, 2001 and 2000:

     Outstanding - April 1, 1999:

         Warrants issued                              8,743,762
         Warrants exercised                                  --
                                                     ----------

     Outstanding - March 31, 2000:                    8,743,762

        Warrants issued                               2,199,512
        Warrants exercised                           (2,651,670)
                                                     ----------
     Outstanding - March 31, 2001                     8,291,604
                                                     ==========


     During the year ending March 31, 2001, the Company issued warrants to purchase shares of the Company's common stock for various reasons:

     Warrants to purchase 1,319,953 shares of common stock were issued to various individuals for advertising, financial, consulting services and in conjunction with the issuance of notes payable by the Company. The Company recorded total charges to operations of $173,596 related to issuance of such warrants.

     879,559 shares of Common Stock in repayment of principal due under a promissory note. The Company is involved in litigation with the note holder with repsect to this transaction. (See Note 11) The warrants have contractual lives varying from three to five years and Weighted average fair value of approximately $.11. All warrants are exercisable as of March 31, 2001.

     Unit Offerings

1) On March 30, 1999, the Company completed the sale, as part of a private placement offering, of 984,364 units of securities for a purchase price of $0.46 per unit (the "Unit Offering"). Each unit consists of two shares of the common stock, par value $0.0001, 0.216 of a share of the Series C Preferred and the right to purchase one (1) additional share of the common stock and 0.108 of additional share of Series C Preferred. Total proceeds from the sale of these units amounted to $453,031. None of the rights to purchase additional shares of common stock and Series C Preferred Stock was exercised prior to the expiration of such rights. Of the total proceeds, $430,894 was received prior to March 31, 1999 and the remaining balance of $22,137 was received shortly after March 31, 1999. All of these shares of common stock and Series C Preferred Stock purchased pursuant to this offering were issued.

     In connection with the Unit Offering, the Company has agreed to issue a warrant providing for the purchase of 9,606,682 shares of Common Stock at an exercise price of $0.01 per share, which warrant has not been issued as of March 31, 2001. Additionally, the Company has issued in September, 1999, a warrant providing for the purchase of 2,401,670 shares of Common Stock at an exercise price of $0.01 per share, and that warrant was exercised in February 2001.

2) In June 1999, in consideration for $500,000, the Company sold 2,312,872 shares of Common Stock and 238,051.5 shares of Series C Preferred. All of the shares of Common Stock and shares of Series C Preferred have been issued as of March 31, 2001.

3) In April and May, 1999, in consideration for $80,000, the Company sold units representing an aggregate of 173,913 shares of Common Stock and 18,782 shares of Series C Preferred. All of the shares of Stock and no shares of the Series C Preferred issuable in connection with this transaction have been issued as of March 31, 2001.

NOTE 10 - Debt

     Debt as of March 31, 2001 consists of the following:

     Note payable with interest at a rate of 14% per annum. The
     Note matured on December 31, 1999, when principal and unpaid interest was due. The holder has obtained a summary judgment against the Company. The Company believes that the holder
     engaged in intentional conduct which resulted in damage to the Company and has filed an action against the holder in
     federal court which is currently pending. In connection with the note, the Company issued warrants to the holder and
     another individual to purchase an aggregate of 500,000
     shares of common stock at an exercise price of $0.20 per
     share upon issuance of the note and warrants to the holder to purchase an aggregate of 200,000 shares of the common
     stock in connection with its option to extend the maturity date of the note to December 31, 1999. In addition, to
     secure repayment of the note, the Company issued to a
     trustee of the holder 105,875 shares of common stock and
     11,441 shares of Series C Convertible Preferred Stock. See
     Note 11.                                                           250,000

     Note payable with interest at a rate of 10%. Principal and interest are payable at the note's maturity date of December
     31, 2000. In consideration of this loan and two prior bridge loans, the Company agreed to issue shares of the Company's common and convertible preferred stock to the holder
     representing approximately 200,000 shares of common stock on
     a fully converted basis.                                           104,000

     Note payable in the original principal amount of $25,000
     with interest at a rate of 10% per annum. The Note matured on July 2, 1999, when principal and unpaid interest was due.
     The note is currently in default, although partial
     payment has been made subsequent to the maturity date. No
     action has been taken against the Company to enforce the
     note. The Company continues to accrue interest on this note.
     In connection with the note, the Company issued a warrant to purchase 5,000 shares of common stock at an exercise price
     of $0.04 per share.                                                 17,500

     Convertible notes payable with interest accruing at a rate of one percentage point (1%) above the prime rate. Principal and interest are payable at the notes' maturity dates which fall within May 2001. After December 31, 1999, the
     principal under the notes is convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.22 per share. $200,000 of the debt was converted into 454,545 shares of Common Stock, subsequent
     to March 31, 2001.                                                 300,000

     Bridge notes with interest at a rate of one percentage point
     (1%) above the prime rate. The notes matured on March 31,
     2000, when principal and unpaid interest was due. The notes are currently in default. The Company and the holder agreed after March 31, 2001 to convert this debt into shares of
     common stock at a conversion price of $0.22 per share.             100,000

     In June, 2000, a Senior Subordinated Note in the principal amount of $500,000 was entered into with simple interest
     accruing at an annual rate of six percent (6%) and payable of the note's maturity date of December 22, 2000. Principal and interest are payable in securities at the option of the
     Company. In connection therewith, the Company agreed to
     issue to the holders of the notes warrants to purchase an
     aggregate of 1,000,000 shares of common stock at an exercise
     price of $0.50 per share.                                          500,000

     In August, 2000, a Note in the principal amount of $100,000 was entered into with interest of 10% per annum, payable
     February 2001. In conjunction with this financing, the
     Company issued a warrant to purchase 200,000 shares of
     common stock at a exercise price of $0.50 per share.               100,000

     In September, 2000, a Note in the principal amount of
     $150,000 was entered into with interest of 10% per annum,
     payable November 2000. In conjunction with this financing, the Company issued a warrant to purchase 300,000 shares of common stock at a exercise price of $0.50 per share. The
     Company, at its option, may pay the Note in common stock
     or equivalents, and has elected to do so.                          150,000

     In September, 2000, a Note in the principal amount of
     $25,000 was entered into with interest of 10% per annum,
     payable February 2001. In conjunction with this financing, the Company issued a warrant to purchase 50,000 shares of
     common stock at a exercise price of $0.50 per share. The
     Company, at its option, may pay the Note in common stock
     or Equivalents and has elected to do so.                            25,000

     In November, 2000, the Company issued a note payable in the principal amount of $10,000 with an interest rate of 10% per annum and principal and accrued interest payable in May,
     2001. At the Company's option, the note is payable in common stock or equivalents valued at 80% of the average closing
     price of the Company's common stock in the public market
     during the period of 30 days immediately preceding the
     payment date. In conjunction with this financing, a warrant to purchase 20,000 shares of common stock at an exercise
     price of $.50 per share was issued to this holder.                  10,000

     In November, 2000, the Company issued a note payable in the principal amount of $12,500 with an interest rate of 10% per annum and principal and accrued interest payable in May
     2001. At the Company's option, the note is payable in common stock or equivalents valued at 80% of the average closing
     price of the Company's common stock in the public market
     during the period of 30 days immediately preceding the
     payment date. In conjunction with this financing, a warrant to purchase 25,000 shares of common stock is issuable to
     this holder.                                                        12,500

     In February, 2001 the Company issued a note payable in the principal amount of $40,000 with an interest rate of 10% per annum and principal and accrued interest payable in June
     2001. In conjunction with this financing, a warrant to
     purchase 40,000 shares of common stock is issuable to the
     holder. Prior to March 31, 2001, $29,000 of principal was
     paid.                                                               11,000

     In March, 2001, the Company issued a note payable in the
     principal amount of $60,000 with an interest rate of 10% per annum and principal and accrued interest payable in July
     2001. In conjunction with this financing, a warrant to
     purchase 60,000 shares of the common stock was issued to the holder. Prior to March 31, 2001, $10,000 of principal was
     paid.                                                               50,000

     In March, 2001, the Company issued a note payable in the
     principal amount of $50,000, with an interest rate of 10%
     per annum and principal and accrued interest payable in
     June, 2001 In conjunction with this financing, a warrant to purchase 50,000 shares of common stock at an exercise price
     of $0.50 per share is issuable to this holder.                      50,000

                                                                     ----------

          Total Long-Term Debt                                       $1,680,000

     Less: Current Portion                                           $1,680,000
                                                                     ----------
     Long-Term Debt, net of current portion                          $     --
                                                                     ==========

NOTE 11 - Commitments and Contingencies


     Loan Guarantee

     The Company is a guarantor of loan obtained by an unrelated party in connection with a purchase agreement. In addition, payments of the loan are secured by the Company's assets. Total outstanding balance of the loan at March 31, 2001 was approximately $65,000.

     Litigation

     The Company is involved in litigation with a noteholder which is pending in both federal and state courts. The noteholder filed a Motion for Summary Judgment in Lieu of Complaint in the state court with respect to a promissory note in the principal amount of $250,000, and the Company answered and asserted counterclaims. The judge in that case entered a judgment in favor of the noteholder and directed the Company to assert its claims in a separate action. That decision was appealed and a bond posted by the Company, and the appeal is pending. Additionally, the Company filed an action in federal court against the noteholder. The U.S. District Court recently granted the defendants' motion for summary judgment related to the pleading of the causes of action. The Company intends to move for reargument of that decision. The Company is unable to predict the outcome of the pending litigation and, accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

     The Company is involved in litigation related to an agreement it entered into for investment banking services. The Company executed a promissory note in the principal amount of $500,000 which represented a bridge loan as part of an agreement by an investment banking firm to provide at least $2.5 million in financing. The financing did not occur. The bridge note holder sued for equitable relief, claiming that it is due a warrant to purchase 1 million shares of the Company's common stock. The Company disputes any obligation to issue such a warrant, given the failure of the investment banking firm to raise capital. Pursuant to the terms of the note, the Company issued a warrant in full payment of the principal and interest thereunder. The Company is challenging the action on the basis of jurisdiction. In the event it is not successful in asserting such defense, the Company will join additional parties in the litigation and assert counterclaims related to the damage incurred by the Company for the failure to complete the financing. The Company anticipates that these counterclaims would far outweigh any award related to the bridge note. Howver, the Company is unable to predict the outcome of the pending litigation and, accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

     Payroll Taxes

     The Company has not paid payroll taxes since the third quarter 1999 totaling $430,266. The Company is in the process of filing all returns and has accrued estimated penalties and interest of $153,334.

     Lease

     The Company occupies its premises subject to a noncancelable lease agreement expiring in March 2004. The Company will pay a fixed monthly rent plus real estate taxes.

     Future minimum payments under an operating lease are as follows at March 31, 2001.

         For the Year Ending
              March 31,                                    Amount
       -------------------------------------------------------------
             2002                                         121,805
             2003                                         121,805
             2004                                          30,450
                                                        ---------

       Total minimum lease payments                     $ 274,060
                                                        =========



     Rent expense for the years ended March 31, 2001 and 2000 was $122,968 and $94,772, respectively. In connection with the above lease, a refundable security deposit in the amount of $30,063 is being held by the landlord.

NOTE 12 - Economic Dependency

     Major Customers

     The Company sells a substantial portion of its products to three customers. During the year ended March 31, 2001, sales to these customers were $113,024, $70,256, and $40,642, or 36%, 20%, and 11%, respectively, for the year ended March 31, 2001. As of March 31, 2001, there were no amounts due from these customers.

     Major Suppliers

     The Company purchased a substantial portion of its raw materials from a one supplier for the year ended March 31, 2001.

NOTE 13 - Related Party Transactions

     During the year ended March 31, 2001, an entity controlled by an individual who provided consulting services to the Company purchased certain products and services on behalf of the Company totaling $127,532 and made advances to Company totalling $200,154. Such amounts were repaid through various equity transaction entered into by such related party. As of March 31, 2001, the Company was due $52,435 from this entity.


NOTE 14 - Subsequent Events

A)   Notes Payable

     The following notes were issued by the Company subsequent to March 31, 2001, in conjunction with financing activities:

     In April, 2001, the Company issued a note payable in the principal amount of $100,000, with an interest rate of 10% per annum and principal and accrued interest payable in July, 2001. The Company had the option to extend the maturity date to October, 2001. In conjunction with this financing, a warrant to purchase 100,000 shares of common stock at an exercise price of $.50 per share is issuable to the holder. $50,000 of this loan was repaid in May, 2001. Additionally, the Company has exercised its option to extend the maturity date with respect to $50,000 of the principal and all of the interest payable pursuant to the note. As a result, an additional warrant to purchase 12,500 shares of the common stock is issuable.

     In April, 2001, the Company was loaned $40,000. A promissory note has not yet been issued as that amount was only a partial funding of the transaction. The note will provide an interest rate of 10% per annum and a term of 120 days. A warrant will be issuable in conjunction with this financing, however, the amount of shares of common stock purchasable pursuant to such warrant will be determined once the full amount of the financing is established.

B)   Equity

     In April, 2001, in consideration of $100,000, the Company sold to an investor 222,222 shares of common stock, none of which have been issued as of July 16, 2001.

     In April, 2001, in consideration of $25,000, the Company sold to an investor 40,984 shares of common stock, none of which have been issued as of July 16, 2001.

     In July, 2001, the Company issued a warrant to purchase an aggregate of 750,000 shares of common stock at an exercise price of $.40 per share pursuant to an investment banking agreement, as outlined in Note .

C)   Warrants

     In April and May 2001, in connection with the Stock Exchange Transaction, the Company issued warrants to purchase 1,001,337 common shares at $.50 per share and 21,643,246 common shares at $.01 per share.

                                    PART III


Item 8. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

     The names and ages of the directors, executive officers, significant employees, and promoters of the Company are set forth below.

      Name                   Age      Position Held
      ----                   ---      -------------

James B. Hovis               51       President & CEO, Director

Anne P. Hovis                41       Executive Vice President, General
                                      Counsel, Secretary & Director

Allen G. Hoube', Jr.         40       Vice President, Production Operations

Gary Otterbach               41       Vice President, Sales

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

     Anne P. Hovis, Executive Vice President, General Counsel, Secretary and a Director. Mrs. Hovis is responsible for managing the day-to-day administration of the Company and assists Messrs. Hovis in the overall management of the Company. She is also responsible for the legal affairs of the Company, including intellectual property protection, compliance with FDA regulations, securities filings, compliance with applicable laws, and negotiation of agreements with distributors and co-packers. Mrs. Hovis also assists Mr. Hovis in the Company's transactional activities, including financings and acquisitions. Previously, Mrs. Hovis was an attorney with Anderson, Hibey & Blair, a Washington, D.C. based firm, where she specialized in corporate legal and international trade policy matters. Prior to this, Mrs. Hovis was an attorney with Lane & Mittendorf, where she participated in the firm's corporate transactional (including stock and asset acquisitions and commercial lending facilities) and international trade practices. Mrs. Hovis has a B.A. from New York University and a J.D. degree from the Georgetown University Law Center. She is a member of the District of Columbia Bar.

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

     Gary Otterbach, Vice President, Sales. Mr. Otterbach is responsible for gaining distribution of the Company's beverages through national chain accounts. Previously, Mr. Otterbach was the Chain Sales Manager of Coca-Cola Bottling Compnay of New York, where he was responsible for managing the company's top account group. Mr. Otterbach has extensive experience managing key accounts in states from the Midwest to the East Coast for major beverage companies including Canada Dry, Seven-Up and other Coca-Cola entitities. Mr. Otterbach has a B.S. in Marketing and Management from Pierce College of Business.

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

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended March 31, 2001, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 9. EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid to the executive officers for the fiscal year ending March 31, 2001.

                           Summary Compensation Table



                                                                                                 Long-Term Compenation
                                                                                                 ---------------------
                               Annual Compensation Awards                                         Awards     Payouts
                            -------------------------------                                      ---------   ---------
   (a)                       (b)         (c)                    (d)        (e)         (f)          (g)        (h)
                                                               Other                 Securities
                                                               Annual    Restricted  Under-                   All Other
                                                               Compen-   Stock       lying         L/TIP      Compen-
Name and                                                       sation    Awards      Options/      Payouts    sation
Principal Position          Year         Salary      Bonus       ($)       ($)       SARa (#)       ($)       ($)
------------------------------------------------------------------------------------------------------------------------

James B. Hovis
President and CEO           2000        $159,000      -0-        -0-       -0-        -0-            -0-       -0-

Robert J. Sipper*           2000        $115,000      -0-        -0-       -0-        -0-            -0-       -0-

Anne P. Hovis               2000        $123,000      -0-        -0-       -0-        -0-            -0-       -0-
Exec. Vice President
General Counsel &
Secretary

Allen Hoube, VP
Production                  2000        $101,000      -0-        -0-       -0-        -0-            -0-       -0-
Operations

*    ceased being an officer or employee during 2000.


Compensation of Directors

     The names of the directors of the Company as of March 31, 2001, are James
B. Hovis and Anne P. Hovis. Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company. No payments were made to directors during the year ended March 31, 2001, for services provided as a director.


Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     As of April 4, 1996, the Company entered into a five (5) year employment agreement with Robert Sipper pursuant to which Mr. Sipper served as the Company's President and Chief Executive Officer. The agreement, which was amended in February, 1997, provides for Mr. Sipper to receive a salary of $150,000 per annum. Pursuant to the Stock Exchange Transaction, which involved a change in control of the Company, Mr. Sipper relinquished his positions as President and CEO of the Company in December, 1998, and became the Company's Chief Operating Officer. During the year 2000, Mr. Sipper ceased being an officer or employee.

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


ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 31, 2001, certain information with respect to the beneficial ownership of common stock and preferred stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:

--------------------------------------------------------------------------------
Name and Address of
Beneficial Owner (1)
                                          Percentage               Percentage(%)
                           Shares of      (%) of       Shares of    of Total
                           Common Stock   Common       Preferred    Combined
                           Owned          Stock (2)    Stock         Vote(3)
--------------------------------------------------------------------------------
James B. Hovis             8,925,752(4)     25.34%     448,784(5)     28.60%
--------------------------------------------------------------------------------
Anne P. Hovis              8,883,402(6)     25.22%     444,207(7)     33.97%
--------------------------------------------------------------------------------
Edward J. Mathias (8)      7,626,011        21.65%     475,254        35.14%
--------------------------------------------------------------------------------
Joseph P. Nolan (9)        4,890,000        13.88%           0         3.12%
--------------------------------------------------------------------------------
Stuart J. Yarbrough (10)   2,257,733         6.41%           0         1.44%
--------------------------------------------------------------------------------
Union Labor Life(11)       2,312,872         6.57%     236,543.49     16.55%
--------------------------------------------------------------------------------
Allen G. Hoube, Jr           439,188         1.25%           0         0.28%
--------------------------------------------------------------------------------
Gary Otterbach               165,481         0.47%           0         0.11%
--------------------------------------------------------------------------------
All officers and
directors as a
group (four persons)       9,530,421        27.06%     448,784        28.60%
--------------------------------------------------------------------------------


(1) The address of each Stockholder shown above except as otherwise indicated is c/o Phlo Corporation, 475 Park Avenue South, 7th Floor, New York, New York 10016.

(2) Based upon 35,224,423 shares of common stock outstanding as of March 31, 2000.

(3) Based on 35,224,423 shares of common stock and 1,217,022 shares of Series C Preferred Stock outstanding as of March 31, 2001, and assuming a conversion rate of 100 shares of common stock for each share of Series C Preferred Stock. The percentages presented are based on conversion of all shares of Series C Preferred Stock into shares of common stock; however, shares of Series C Preferred Stock are not convertible until September 30, 2001.

(4) Includes 5,799,536 shares as to which Mr. Hovis has the sole voting power, 3,083,866 shares as to which he shares the power to dispose with his wife, Anne P. Hovis, and 42,350 shares as to which Mr. Hovis has indirect beneficial ownership as trustee for his son under the Uniform Gift to Minors Act of the Commonwealth of Virginia.

(5) Includes 287,485 shares of Series C Preferred Stock as to which Mr. Hovis has the sole voting power, 156,722 shares as to which he shares the power to dispose with his wife, Anne P. Hovis, and 4,577 shares as to which Mr. Hovis has indirect beneficial ownership as trustee for his son under the Uniform Gift to Minors Act of the Commonwealth of Virginia.

(6) Includes 3,083,866 shares as to which Mrs. Hovis has sole voting power and 5,799,536 shares as to which she shares the power to dispose with her husband, James B. Hovis.

(7) Includes 156,722 shares of Series C Preferred Stock as to which Mrs. Hovis has sole voting power and 287,485 shares as to which she shares the power to dispose with her husband, James B. Hovis.

(8) Mr. Mathias' address is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Washington, D.C. 20004-2505

(9) Mr. Nolan's address is c/o The Longview Group, LLC, 503 N. Walnut Road, Suite 300, Kennett Square, Pa 19348.

(10) Mr. Yarbrough's address is c/o CrossHill Financial Group, Inc., 1825 K Street, N.W. Washington, DC 20006.

(11) The address of The Union Labor Life Insurance Company is 111 Massachusetts Avenue, N.W., Washington, D.C. 20001.

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

         Index to Consolidated Financial Statements

         Report of Independent Auditors                                      F-1

         Consolidated Balance Sheet as of March 31, 2000                     F-2

         Consolidated Statements of Operations for the years ended
          March 31, 2000 and 1999                                            F-3

         Consolidated Statements of Stockholders' Equity for the
         years ended March 31, 2000 and 1999                            F-4  F-5

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

Signature                        Title                                Date
---------                        -----                                ----

/s/  James B. Hovis          President & CEO                     July 16, 2001
----------------------
James B. Hovis





/s/  Anne P. Hovis          Exec. Vice President, General        August 18, 2000
----------------------      Counsel & Secretary
Anne P. Hovis