Form 10QSB
period 2001-06-30
PHLO CORP
filed 2001-08-20
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

For the quarter ended June 30, 2001               Commission File Number 0-21079

                                PHLO CORPORATION
        (Exact name of small business issuer as specified in its charter)

          Delaware                                   11-3314168
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

         475 Park Avenue South
                   7th Floor
         New York, New York                               10016
   (Address of principal executive offices)             (Zip code)

       Registrant's telephone number, including area code: (212) 447-1322

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  _X_         No ___

     The number of shares outstanding of the issuer's common stock, as of August 17, 2001 is 37,622,228.

  PHLO CORPORATION AND SUBSIDIARIES

  INDEX

                                                                          Page to Page
  Item 1.  Financial Statements

           Consolidated Balance Sheet as of June 30, 2001 (Unaudited)           1

           Consolidated Statements of Operations for the three months
           Ended June 30, 2001 and 2000 (Unaudited)                             2

           Consolidated Statement of Cash Flows (Unaudited)                     3

           Notes to Consolidated Financial Statements (Unaudited)             4 -10

  Item 2.  Managements' Discussion and Analysis of Financial
           Condition and Results of Operations

  Signature

                        PHLO CORPORATION AND SUBSIDARIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                                  June 30, 2001

                                     ASSETS

CURRENT ASSETS
   Cash                                                                          $372,878
   Accounts receivable                                                             39,989
   Inventory                                                                      248,948
                                                                               ----------

              Total Current Assets                                                661,815

PROPERTY PLANT & EQUIPMENT                                                         20,996

OTHER ASSETS
   Licensing fee - Net of accumulated amortization of $27,000                      33,000
   Security deposits                                                               30,063
   Due from related party                                                         124,284
   Deposit on Bond                                                                 49,756
                                                                               ----------

                                                                                  237,103
                                                                               ----------
              Total Other Assets
                                                                                 $919,914
                                                                               ==========
TOTAL ASSETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                              $645,023
   Accrued Expenses and taxes                                                   1,268,096
   Current portion of long-term debt                                            1,478,500
                                                                               ----------

              Total Current Liabilities                                         3,391,619

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIENCY
   Preferred stock 15,000,000 shares authorized:
   Series A convertible stock, $0.0001 par value, 500,000 shares                       50
   authorized, issued and outstanding (Liquidation preferences $100,000)
   Series B non-convertible stock, none issued and outstanding                          0
   Series C preferred convertible stock, $0.0001 par value 3,000,000 shares             0
   authorized, 1,325,316 shares outstanding (Liquidation preference $15,929)          132
   Series C preferred convertible stock, 31,733 shares subscribed                       3
   Common stock, $0.0001 par value, 250,000,000 shares authorized
    36,481,070 shares issued and outstanding                                        3,647
   Common stock, $0.0001 par value, 12,311,409 shares subscribed                    1,231
   Additional paid-in capital                                                   6,007,555
   Accumulated deficit                                                         -8,484,323
                                                                               ----------

              Total Stockholders' Deficiency                                   -2,471,705
                                                                               ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                   $919,914
                                                                               ==========


The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
           For the Three Months Ended June 30, 2001, and June 30, 2000


                                                         2001           2000
                                                         ----           ----

SALES                                                 $1,180,445       $196,440

COST OF SALES                                            641,014        162,675
                                                -------------------------------

   GROSS PROFIT                                          539,431         33,765

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             620,816        726,610
                                                -------------------------------

OPERATING (LOSS)                                         -81,385       -692,845

OTHER INCOME (EXPENSES):
  INTEREST (EXPENSE)                                     -74,546        -72,547
  Other Income                                           237,808             --
                                                -------------------------------
Total Other Income (Expenses)                            163,262        (72,547)

NET INCOME (LOSS)                                        $81,877      -$765,392
                                                ===============================

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           48,534,561     20,884,282
                                                      ==========     ==========

DILUTED AVERAGE OF NUMBER OF SHARES OUTSTANDING      223,557,976     20,884,282
                                                     ===========     ==========

NET INCOME (LOSS) PER SHARE (BASIC)                        $0.00         -$0.04
                                                           =====         ======

NET INCOME (LOSS) PER SHARE (DILUTED)                      $0.00         -$0.04
                                                           =====         ======


The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
                 CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
           For the Three Months Ended June 30, 2001, and June 30, 2000


                                                                               2001        2000
                                                                               ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                     $81,877   -$765,392

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation                                                        60,000     12,770
Depreciation and amortization                                                   19,461     24,952
(Increase) decrease in accounts receivable                                     -39,989     53,382
(Increase) decrease in Inventory                                              -125,730    103,724
Decrease in other current assets                                               143,604    136,991
(Decrease) Increase in accounts payable                                       -275,149     53,726
Increase in accrued expenses and taxes payable                                 320,950
                                                                              -------------------

              TOTAL ADJUSTMENTS                                                103,147    385,545
                                                                              -------------------

NET CASH FLOW PROVIDED (USED) BY OPERATING ACTIVITIES                          185,024   -379,847

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                                        -8,069
Change in due from related party                                                27,212
                                                                              -------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                       19,143          0

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of debt                                                 140,000    499,000
Debt repayment                                                                -104,000
Proceeds from issuance of shares                                               124,973    147,489
                                                                              -------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      160,973    646,489
                                                                              -------------------

NET INCREASE IN CASH                                                          $365,140   $266,642

CASH - Beginning                                                                $7,738    $45,139

                                                                              -------------------
CASH - Ending                                                                 $372,878   $311,781
                                                                              ===================


The accompanying notes are an integral part of these financial statements.

     Note 1. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial  information.  Accordingly,  they  do  not  include  all  of  the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Phlo Corporation and Subsidiaries (the "Company") annual report on form 10-KSB for the year ended March 31, 2001.

     Note 2.  Company Activities

     The Company, a Delaware corporation incorporated in December, 1995 and located in New York, New York, is a manufacturer of beverages containing patented and patent-pending biotechnologies. The Company sells its beverages to distributors, who offer the beverages for sale in high volume chain stores, such as supermarkets, and in small retail outlets such as delicatessens and convenience stores.

     The Company currently sells two brands of beverages. The Company's "ZO - Vital Cell Defense" beverages, which include iced tea, fruit drinks and lemonade, feature its proprietary (patent-pending) composition with controlled-release capability which is designed to protect cells from the oxidative stress of aging and to stimulate cell repair. The launch of the ZO - Vital Cell Defense beverage line marks the successful commercialization of one of the Company's biotechnologies. The Company also sells five flavors of McCoy's green teas, the first and only new age beverage that delivers a truly functional level of powerful green tea catechins, including the super-antioxidant EGCg.

     In July 1999, the Company incorporated Phlo Beverage Products Company, a wholly owned subsidiary, to conduct the business of producing and selling McCoy's beverages. In August 1999 the Company incorporated Phlo System, Inc., a wholly owned subsidiary. In October 2000 Advanced Bio-Delivery, LLC, a limited liability company formed in June 2000, became a wholly-owned subsidiary of the Company. The Company conducts its biotechnology-related activities through Phlo System, Inc., and Advanced Bio-Delivery, LLC.

     On October 22, 1998, the Company agreed to acquire the capital stock of a beverage company, X-Treem Products Corporation, through an exchange of stock with the shareholders of X-Treem (the "Stock Exchange Transaction"). As of June 30, 2001, 28,838 shares of X-Treem capital stock representing 96.47% of the total outstanding shares were exchanged for Phlo shares which have been issued or are yet to be issued in order to complete the Stock Exchange Transaction. With respect to those shareholders of X-Treem who have elected to participate in the exchange transaction, the Company is required to issue 10,987,951 additional shares of common stock. During the quarter ended June 30, 2001, the Company issued 500,592 shares of common stock and 108,294 shares of Series C Preferred Stock in connection with the Stock Exchange Transaction.

     On June 1, 1999, 281,866 shares of the Series C Convertible Preferred Stock (the "Series C Preferred") were issued to X-Treem shareholders, along with 2,608,316 shares of Phlo common stock, in exchange for such X-Treem shareholders' tendering their shares of X-Treem stock. In addition, 731,683 shares of Series C Preferred and 6,770,835 shares of common stock were also issued to three shareholders who had previously tendered their X-Treem shares at the outset of the Stock Exchange Transaction. These share issuances were a partial issuance of shares issuable pursuant to the Stock Exchange Transaction, and when the Stock Exchange Transaction is completed, all of the former X-Treem shareholders who participated in the Stock Exchange Transaction will have received Phlo shares on a pro rata basis based on their ownership of X-Treem stock. In November, 2000, X-Treem was formally dissolved.

     On June 30, 2001, there are 36,481,070 shares of common stock issued and outstanding, and 12,311,409 shares of common stock subscribed. In addition, options and warrants to purchase 2,438,333 and 31,236,187 shares of common stock are also outstanding, respectively.

     Note 3.  Going Concern

     As shown in the accompanying financial statements, the Company had an operating loss of $81,385 for the quarter ended June 30, 2001. As of June 30, 2001 the Company's current liabilities still exceeded its current assets by $2,729,804 and its total liabilities exceeded its total assets by $2,471,702. In addition, the Company is delinquent in connection with various obligations including trade payables, accrued payroll taxes, and notes payable. These factors and uncertain conditions that the Company has faced in its day-to-day operations create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue through the expansion of its beverage product lines to generate future profits.

     Management has taken actions and is implementing additional plans to strengthen the Company's working capital position and generate sufficient cash to meet it's operating needs through June 30, 2002 and beyond. Included in these actions is the expansion of the distribution of the "ZO" beverage line by signing distribution agreements with companies such as Coca-Cola Hondo Incorporated, Rochester Coca-Cola Bottling Corporation and Keystone Coca-Cola Bottling Corporation.

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

     Note 4.  Inventories

     Inventories are stated at the lower of cost or market. Costs, which include freight and packaging, raw materials, packing fees and finished products, are determined on the first-in, first-out basis. Non-saleable and obsolete inventories have been recorded at cost, or net realizable value, whichever is less.

     Note 5.  Notes Payable

     Debt as of June 30, 2001 consists of the following:

     Note payable with interest at a rate of 14% per annum. The Note matured on December 31, 1999, when principal and unpaid interest was due. The holder has obtained a summary judgment against the Company. The Company believes that the holder engaged in intentional conduct which resulted in damage to the Company and has filed an action against the holder in federal court which is currently pending. In connection with the note, the Company issued to the holder a warrant to purchase 250,000 shares of common stock at an exercise price of $0.20 per share upon issuance of the note and warrants to purchase an aggregate of 200,000 shares of the common stock in connection with its option to extend the maturity date of the note to

     December 31, 1999. In addition,  to secure repayment of
     the note, the Company issued to a trustee of the holder
     105,875  shares of common  stock and  11,441  shares of
     Series C Convertible  Preferred  Stock.  (See Note 7).              250,000

     Note payable  with  interest at a rate of 10%. The Note
     matured on December 31, 2000, when principal and unpaid
     interest  were due. In  consideration  of this loan and
     two prior  bridge  loans,  the Company  agreed to issue
     shares  of  the   Company's   common  and   convertible
     preferred    stock   to   the    holder    representing
     approximately 200,000 shares of common stock on a fully
     converted  basis.  The  holder has agreed to extend the
     maturity date of the note to December 31, 2001.                     104,000

     Note  payable  in  the  original  principal  amount  of
     $25,000 with  interest at a rate of 10% per annum.  The
     Note matured on July 2, 1999, when principal and unpaid
     interest  were due.  The Note is  currently in default,
     although  partial  payment has been made  subsequent to
     the maturity date. No action has been taken against the
     Company to enforce  the Note.  In  connection  with the
     note,  the Company  issued a warrant to purchase  5,000
     shares of common stock at an exercise price of $.04 per
     share.                                                               17,500

     Convertible  note payable with  interest  accruing at a
     rate of one percentage point (1%) above the prime rate.
     Principal  and  interest  were due in May  2001.  After
     December  31,  1999 the  principal  under  the note was
     convertible,  at the option of the holder,  into shares
     of the Company's  common stock at a conversion price of
     $0.22 per  share.  The  holder  has  indicated  that he
     intends  to  convert   the  note  into  shares  of  the
     Company's common stock.                                             100,000

     Notes payable with  interest  accruing at a rate of one
     percentage  point (1%) above the prime rate.  The Notes
     matured  on March 31,  2000 when  principal  and unpaid
     interest  were due.  The  Company and the holder of the
     Note have agreed to convert the  principal and interest
     due under the note into 454,545 shares of the Company's
     common stock.                                                       100,000

     In  June  2000,  a  Senior  Subordinated  Note  in  the
     principal  amount of  $500,000  was  entered  into with
     simple  interest  accruing  at an  annual  rate  of six
     percent  (6%).  Principal  and  interest  were  due  on
     December 22, 2000, the maturity date and are payable in
     securities at the option of the Company.  In connection
     therewith,  the Company  agreed to issue to the holders
     of the notes  warrants  to  purchase  an  aggregate  of
     1,000,000  shares of common stock at an exercise  price
     of $0.50 per share. (See Note 7)                                    500,000

     Note  payable with  interest  accruing at a rate of 10%
     per annum.  Principal and interest were due in February
     2001. In conjunction  with this financing,  the Company
     issued a warrant to purchase  200,000  shares of common
     stock at an  exercise  price of $.050  per  share.  The
     holder has agreed to extend  the  maturity  date of the
     note to March 2002.                                                 100,000

     In September  2000, a Note in the  principal  amount of
     $150,000 was entered into with  interest  accruing at a
     rate of 10% per annum.  Principal and interest were due
     in November 2000. In conjunction  with this  financing,
     the Company issued a warrant to purchase 300,000 shares
     of  common  stock at an  exercise  price  of $0.50  per
     share. The Company,  at its option, may pay the Note in
     common stock or  equivalents.  The Company has notified
     the holder that it has elected to pay the principal and
     interest  due under the note by the issuance of 136,612
     shares of common stock.                                             150,000

     Note  payable  in  the  original  principal  amount  of
     $60,000  with  interest  accruing  at a rate of 10% per
     annum. Principal and interest are payable in July 2001.
     In  conjunction  with  this  financing,  a  warrant  to
     purchase  60,000  shares of common stock at an exercise
     price of $0.50 per share was issued to the holder.  The
     holder received
     repayment  of  $10,000  prior to March 31,  2001 and an
     additional $33,000 during the period April through June
     30, 2001.                                                            17,000

     Note  payable with  interest  accruing at a rate of 10%
     per annum.  Principal  and interest are payable in June
     2001. In conjunction with this financing,  a warrant to
     purchase  50,000  shares of common stock at an exercise
     price of $0.50 per share was issued to the holder.  The
     holder of the note has  agreed to extend  the  maturity
     date  of the  note  and in  connection  therewith,  the
     Company  agreed to issue a warrant to  purchase  25,000
     shares of common  stock at an  exercise  price of $0.50
     per share.                                                           50,000

     Note  payable  in  the  original  principal  amount  of
     $100,000,  with an  interest  rate of 10% per annum and
     principal and interest payable in July 2001. $50,000 of
     the loan was repaid in May, 2001. In  conjunction  with
     this financing, a warrant to purchase 100,000 shares of
     common stock at an exercise price of $0.50 per share is
     issuable to the  holder.  The Company has the option to
     extend  the  maturity  date to October  2001,  which it
     exercised  with respect to the $50,000 of the principal
     and all of the interest  payable  pursuant to the note.
     As a result,  an additional  warrant to purchase 12,500
     shares of the Common Stock at the same  exercise  price
     is issuable.                                                         50,000

     In April,  2001,  the  Company  was loaned  $40,000.  A
     promissory note has not yet been issued, as that amount
     was only a partial funding of the transaction. The note
     will provide an interest  rate of 10% and a term of 120
     days.  A warrant will be issuable in  conjunction  with
     this financing, however, the amount of shares of common
     stock  purchasable  pursuant  to the  warrant  will  be
     determined  once the full  amount of the  financing  is
     established.                                                         40,000
                                                                      ----------
     Total Current Debt Outstanding                                   $1,478,500
                                                                      ==========


     Note 6. Stockholders Equity

     a.   Common Stock

     In April 2001, the Company sold 222,222, and 40,984 shares of common stock for $100,000 and $25,000, respectively. None of the shares have been issued as of the date of this filing.

     In April and May 2001, three individuals elected to convert $237,500 of principal and $31,999 of interest due on various Notes payable into common shares. 968,373 shares of common stock are issuable in conjunction with these transactions.

     In April 2001, the Company issued 456,063 shares of common stock to an individual for previous services rendered related to equity financing.

     In June 2001, the Company issued 300,000 shares of common stock for various marketing services rendered and recognized $36,000 of expense.

     b.   Warrants

     In April and May 2001, in connection with the Stock Exchange Transaction, the Company issued warrants to purchase 1,001,337 shares of common stock at an exercise price of $0.50 and a warrant to purchase 21,643,246 shares of common stock at an exercise price of $0.01 per share.

     In April and May 2001, the Company issued warrants to purchase an aggregate of 300,000 shares of common stock at an exercise price of $0.50 per share for services rendered and recognized $24,000 of expense.

     Note 7.  Commitments and Contingencies

     Loan Guarantee

     The Company is a guarantor of a loan obtained by an unrelated party in connection with a purchase agreement. In addition, the Company's assets secure the loan. The amount outstanding on the loan at June 30, 2001 was approximately $65,000. Payment of the loan is secured by shares of common stock owned by the unrelated party.

     Litigation

     The Company is involved in litigation with a note holder which is pending in both federal and state courts. The note holder filed a Motion for Summary Judgment in Lieu of Complaint in the state court with respect to a promissory note in the principal amount of $250,000, and the Company answered and asserted counterclaims. The judge in that case entered a judgment in favor of the note holder and directed the Company to assert its claims in a separate action. That decision was appealed and a bond was posted by the Company, and the appeal is pending. Additionally, the Company filed an action in federal court against the note holder. The U.S. District Court recently granted the defendants' motion for summary judgment related to the pleading of the causes of action. The Company intends to move for rearguments of that decision. The Company is unable to predict the outcome of the pending litigation and, accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

     The Company is involved in litigation related to an agreement it entered into for investment banking services. The Company executed a promissory note in the principal amount of $500,000 which represents a bridge loan as part of an agreement by an investment banking firm to provide at least $2.5 million in financing. The financing did not occur. The bridge note holder sued for equitable relief, claiming that it is due a warrant to purchase 1 million shares of the Company's common stock. The Company disputes any obligation to issue such warrant, given the failure of the investment banking firm to raise capital. Pursuant to the terms of the note, the Company issued a warrant in full payment of the principal and interest thereunder. The Company is challenging the action on the basis of jurisdiction. In the event it is not successful in asserting such defense, the Company will join additional parties in the litigation and assert counterclaims related to the damage incurred by the Company for the failure to complete the financing. The Company anticipates that these counterclaims would far outweigh any award related to the bridge note. However, the Company is unable to predict the outcome of the pending litigation and, accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

     In August, 2001, the Company filed a lawsuit against a related party asserting, among other things, breach of contract, breach of fiduciary duty, and negligence, and seeking an accounting of financing activity. No answer or responsive pleading has been filed by the defendant as of the date of this filing.

     Payroll Taxes

     The Company has not paid payroll taxes since the third quarter of 1999 and currently owes $454,296. The Company is in the process of filing all returns and has accrued estimated penalties and interest of $180,304. .

     Note 8.  Earnings (Loss) Per Share

     The Company has adopted the provisions of SFAS No 128, "Earnings Per Share". Basic EPS is computed by dividing income (losses) available to common stockholders by the weighted-average number of common shares outstanding, and subscribed shares which are issuable, for the period. Diluted earnings per share includes the potential dilution that occurs if securities or other contracts to issue common stock were exercised or converted into common stock. The impact of dilutive securities is not included since the (loss) per share would be reduced and the results would be anti-dilutive.


                                                                    2001            2000
                                                                    ----            ----
     Numerator:
     Net loss (gain)                                              $(328,544)      $(765,392)
                                                                 ----------      ----------

     Numerator for basic and diluted loss (gain) per share        $(328,544)      $(765,392)
                                                                 ==========      ==========

     Denominator:

     Denominator for basic and diluted loss (gain) per share
     Weighted average outstanding shares                         36,223,152      20,884,262

     Shares currently issuable                                   12,311,409
                                                                 ----------
     Denominator for basic and diluted loss per (gain) share     48,534,561      20,884,262
                                                                 ==========      ==========


     Basic and diluted gain (loss) per share
                                                                      $(.01)         $(0.04)
                                                                     ======         =======


     Note 9. Economic Dependency

     Major Customer

     The Company sells a substantial portion of its products to three customers. During the period ended June 30, 2001, sale to these customers was $1,119,171, and represented 95% of total Company sales. As of June 30, 2001, there was $39,989 receivable from these customers in aggregate.

     Major Supplier

     The Company purchased a substantial portion of its raw materials from one supplier for the quarter ended June 30, 2001.

     Note 10.  Related Party Transactions

     During the quarter ended June 30, 2001, an entity controlled by an individual who provided consulting services to the Company purchased certain products and services for the Company, and made payment of principal outstanding and certain notes payable on behalf of the Company. During this quarter, the Company also made advances to this entity. The Company was owed $124,284 by this entity as of June 30, 2001.

     Based on information which became available to the Company in the quarter ended June 30, 2001, the Company has determined that expenses incurred and recorded by it in the year ended March 31, 2001, pertaining to a related party are not owed. The effect of this adjustment, which has been recorded as an other income item, increased net income by $131,043 in the three month period ended June 30, 2001.

     Note 11. Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities," or SFAS No. 133. This standard established accounting and reporting standards for derivatives and hedging activities. This standard as amended by SFAS No. 137, and SAFS No. 138 is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this standard as of April 1, 2001 did not have any material impact on the Company's financial statements.

     In July 2001, the FASB Issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or SFAS No. 141, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142. The Company will adopt the provisions of SFAS No. 141 which requires purchase accounting for business combinations occurring after June 30, 2001. The Company intends to adopt the provisions of SFAS 142 as of April 1, 2002 and is in the process of determining the potential impact on financial results which at this time does not appear to be significant.

     Note 12.  Subsequent Events

     In July 2001, the Company issued warrants to purchase shares of common stock to individuals as follows:

     125,000 shares at an exercise price of $0.50 per share to two individuals for services rendered;

     9,606,682 shares at an exercise price of $0.01 per share to an individual in connection with the provision of financing.

     750,000 shares at an exercise price of $0.40 per share pursuant to an investment banking agreement.

Item 2.

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