Form 10QSB/A
period 2001-06-30
PHLO CORP
filed 2001-08-21
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                  FORM 10-QSB/A

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

                              Yes  _X_         No ___

     The number of shares outstanding of the issuer's common stock, as of August 17, 2001 is 37,358,348.

  PHLO CORPORATION AND SUBSIDIARIES

  INDEX

                                                                          Page to Page
  Item 1.  Financial Statements

           Consolidated Balance Sheet as of June 30, 2001 (Unaudited)           3

           Consolidated Statements of Operations for the three months
           Ended June 30, 2001 and 2000 (Unaudited)                             4

           Consolidated Statement of Cash Flows (Unaudited)                     5

           Notes to Consolidated Financial Statements (Unaudited)            4-12

  Item 2.  Managements' Discussion and Analysis of Financial
           Condition and Results of Operations                              12-14

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

                        PHLO CORPORATION AND SUBSIDARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
           For the Three Months Ended June 30, 2001, and June 30, 2000


                                                         2001           2000
                                                         ----           ----

SALES                                                 $1,180,445       $196,440

COST OF SALES                                            641,014        162,675
                                                -------------------------------

   GROSS PROFIT                                          539,431         33,765

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             620,816        726,610
                                                -------------------------------

OPERATING (LOSS)                                         -81,385       -692,845

OTHER INCOME (EXPENSES):
  INTEREST (EXPENSE)                                     -74,546        -72,547
  Other Income                                           237,808             --
                                                -------------------------------
Total Other Income (Expenses)                            163,262        (72,547)
                                                -------------------------------

NET INCOME (LOSS)                                        $81,877      -$765,392
                                                ===============================

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           48,534,561     20,884,282
                                                      ==========     ==========

DILUTED AVERAGE OF NUMBER OF SHARES OUTSTANDING      223,557,976     20,884,282
                                                     ===========     ==========

NET INCOME (LOSS) PER SHARE (BASIC)                        $0.00         -$0.04
                                                           =====         ======

NET INCOME (LOSS) PER SHARE (DILUTED)                      $0.00         -$0.04
                                                           =====         ======


The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
                 CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
           For the Three Months Ended June 30, 2001, and June 30, 2000


                                                                               2001        2000
                                                                               ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                              $81,877   -$765,392

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation                                                        60,000     12,770
Depreciation and amortization                                                   19,461     24,952
(Increase) decrease in accounts receivable                                     -39,989     53,382
(Increase) decrease in Inventory                                              -125,730    103,724
Decrease in other current assets                                               143,604    136,991
(Decrease) Increase in accounts payable                                       -275,149     53,726
Increase in accrued expenses and taxes payable                                 320,950         --
                                                                              -------------------

              TOTAL ADJUSTMENTS                                                103,147    385,545
                                                                              -------------------

NET CASH FLOW PROVIDED (USED) BY OPERATING ACTIVITIES                          185,024   -379,847

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                                        -8,069
Change in due from related party                                                27,212
                                                                              -------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                       19,143          0

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of debt                                                 140,000    499,000
Debt repayment                                                                -104,000
Proceeds from issuance of common shares                                        124,973    147,489
                                                                              -------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      160,973    646,489
                                                                              -------------------

NET INCREASE IN CASH                                                          $365,140   $266,642

CASH - Beginning                                                                $7,738    $45,139

                                                                              -------------------
CASH - Ending                                                                 $372,878   $311,781
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

     Note 3.  Going Concern

     As shown in the accompanying financial statements, the Company had an operating loss of $81,385 for the quarter ended June 30, 2001. As of June 30, 2001 the Company's current liabilities still exceeded its current assets by $2,729,804 and its total liabilities exceeded its total assets by $2,471,705. In addition, the Company is delinquent in connection with various obligations including trade payables, accrued payroll taxes, and notes payable. These factors and uncertain conditions that the Company has faced in its day-to-day operations create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue through the expansion of its beverage product lines to generate future profits.

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

     Note 8.  Earnings (Loss) Per Share

     The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share". Basic EPS is computed by dividing income (losses) available to common stockholders by the weighted-avearge number of common shares outstanding for the period adjusted retroactively to April 1, 1997 for the shares issued in the recapitalization and shares of common stock which are presently issuable by the Company. Diluted earnings per share includes the potential dilution that occurs if securities or other contracts to issue common stock were exercised or converted into common stock.

                                                                    2001            2000
                                                                    ----            ----
     Numerator:
     Net income (loss)                                          $    81,877      $ (765,392)
                                                                -----------      ----------

     Numerator for basic income (loss) per share                $    81,877      $ (765,392)
                                                                ===========      ==========

     Effect of dilutive securities:
       Interest on convertible notes
       Payable                                                  $     8,375              --
                                                                -----------      ----------

     Numerator of diluted income (loss) per share                    90,952         765,392
                                                                ===========      ==========

     Denominator:

     Denominator for basic income (loss)
       per share
       Weighted average outstanding shares                       36,223,152      20,884,262

     Shares currently issuable                                   12,311,409
                                                                -----------      ----------
     Denominator for basic and diluted income loss per share     48,534,561      20,884,262
                                                                -----------      ----------

     Effect of dilutive securities:
       Options                                                    1,351,754
       Warrants                                                  36,921,058
       Convertible preferred stock                              135,704,900
       Convertible notes payable                                  1,045,703
                                                                -----------      ----------
     Dilutive potential common shares                           175,023,415      20,884,262
                                                                -----------      ----------

     Denominator for dilutive income (loss) per share           223,557,976      20,884,262
                                                                ===========      ==========


     Basic income (loss) per share                                    $ .00          $(0.04)
                                                                     ======         =======

     Diluted income (loss) per share                                  $ .00          $ (.14)
                                                                     ======         =======



     Note 9. Other Income

          The Company has determined that certain business expenses submitted by certain of its officers and employees, which were recorded by the Company in prior and current periods, will be paid at the rate of ten percent (10%) of such expenses. This adjustment, which has been recorded as an other income item, increased operating results by $106,765 for the three months ended June 30, 2001.

     Note 10. Economic Dependency

     Major Customer

     The Company sells a substantial portion of its products to four customers. During the period ended June 30, 2001, sale to these customers was approximately $382,062, $219,130, $215,352 and $171,613, respectively, and represented 32%, 19%, 18% and 15% of total Company sales, respectively. As of June 30, 2001, there was $39,989 receivable from these customers in aggregate.

     Major Supplier

     The Company purchased a substantial portion of its raw materials from one supplier for the quarter ended June 30, 2001.

     Note 11.  Related Party Transactions

     During the quarter ended June 30, 2001, an entity controlled by an individual who provided consulting services to the Company purchased certain products and services for the Company, and made payments of principal outstanding under certain notes payable on behalf of the Company. During this quarter, the Company also made advances to this entity. The Company was owed $124,284 by this entity as of June 30, 2001.

     Based on information which became available to the Company in the quarter ended June 30, 2001, the Company has determined that expenses incurred and recorded by it in the year ended March 31, 2001, pertaining to a related party are not owed. The effect of this adjustment, which has been recorded as an other income item, increased operating results by $131,043 in the three month period ended June 30, 2001.

     Note 12. Recent Accounting Pronouncements

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

     Note 13.  Subsequent Events

     In July 2001, the Company issued 877,270 shares of common stock to an individual for services related to equity financings.

     In July 2001, the Company issued warrants to purchase shares of common stock to individuals as follows:

     125,000 shares at an exercise price of $0.50 per share to two individuals for services rendered;

     9,606,682 shares at an exercise price of $0.01 per share to an individual in connection with the provision of equity financings.

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

RESULTS OF OPERATIONS

The Company realized a net income of $81,877 for the quarter ended June 30, 2001 as compared to a net loss of $765,392 for the quarter ended June 30, 2000. During the same periods, sales increased from $196,440 to $1,180,445 and the operating loss decreased from $692,845 to $81,385. The substantial increase in sales resulted from the initial shipment of products made by the Company pursuant to its distribution agreement with Coca-Cola Hondo.

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

LIQUIDITY AND CAPITAL RESOURCES

Net income of $81,877 for the quarter ended June 30, 2001 assisted the Company in reducing the Company's Stockholders' Deficiency from $3,107,115 to $2,471,705. In addition during the quarter ended June 30, 2001, the Company reduced its working capital deficit by approximately $574,953 to $2,729,804.

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

For the reasons described above, the Company believes that it will be profitable, create a positive working capital position and a positive Shareholders' Equity. There can be no assurance that management's plans will be realized and therefore, until the present conditions referred to above are either removed or substantially improved upon there is substantial doubt about the Company's ability to continue as a going concern.

Impact of Inflation

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Future increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       Phlo Corporation


August 20, 2001                        By: /s/ James B. Hovis
                                           -------------------------------------
                                           James B. Hovis
                                           President and Chief Executive Officer