Form 10QSB
period 2001-09-30
PHLO CORP
filed 2001-11-19
CIK 1012130

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For the quarter ended September 30, 2001          Commission File Number 0-21079


                                PHLO CORPORATION
        (Exact name of small business issuer as specified in its charter)

          Delaware                                   11-3314168
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

       1775 Broadway, Suite 510
         New York, New York                               10019
(Address of principal executive offices)               (Zip code)

       Registrant's telephone number, including area code: (212) 977-9171

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No [ ]

     The number of shares outstanding of the issuer's common stock, as of November ____, 2001 is 42,458,587.

                        PHLO CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                          Page to Page
                                                                          ------------
  Item 1.  Financial Statements

           Consolidated Balance Sheet as of September 30, 2001 (Unaudited)      3

           Consolidated Statements of Operations for the three months
           Ended September 30, 2001 and 2000 (Unaudited)                        4

           Consolidated Statement of Cash Flows (Unaudited)                     5

           Notes to Consolidated Financial Statements (Unaudited)            4-12

  Item 2.  Managements' Discussion and Analysis of Financial
           Condition and Results of Operations                              12-14

  Signature

                        PHLO CORPORATION AND SUBSIDARIES

                     CONSOLIDATED BALANCE SHEET (Unaudited)
                               September 30, 2001

                                     ASSETS

CURRENT ASSETS

   Cash                                                              $   44,453
   Accounts receivable                                                   69,685
   Inventory                                                            192,870
                                                                     ----------

              Total Current Assets                                      307,008

PROPERTY PLANT & EQUIPMENT                                               20,696

OTHER ASSETS
   Licensing fee - Net of accumulated amortization of $30,000            30,000
   Security deposits                                                     47,695
   Due from related party                                               107,284
   Deposit on Bond                                                       49,756
                                                                     ----------

                                                                        234,735

                                                                     ----------
              Total Other Assets

                                                                     $  562,439

                                                                     ==========
TOTAL ASSETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $  548,875
   Accrued Expenses and taxes                                           618,346
   Current portion of long-term debt                                    861,500
                                                                     ----------

              Total Current Liabilities                               2,021,721

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIENCY
   Preferred stock 15,000,000 shares authorized:

   Series A convertible stock, $0.0001 par value, 500,000 shares             50
   authorized, issued and outstanding (Liquidation preferences $100,000)
   Series B non-convertible stock, none issued and outstanding                0
   Series C preferred convertible stock, $0.0001 par value 3,000,000          0
   authorized, 1,325,316 shares outstanding (Liquidation preference $       132
   Series C preferred convertible stock, 31,733 shares subscribed             3
   Common stock, $0.0001 par value, 250,000,000 shares authorized
    36,481,070 shares issued and outstanding                              3,735
   Common stock, $0.0001 par value, 12,311,409 shares subscribed          1,277
   Additional paid-in capital                                         7,433,177
    Unearned Compensation                                               -55,000
   Accumulated deficit                                               -8,842,656
                                                                     ----------

              Total Stockholders' Deficiency                         -1,459,282
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $  562,439
                                                                     ==========

   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     For the Three Months and Six Months Ended September 30, 2001, and 2000

                                          Three Months                  Six Months
                                   -------------------------    -------------------------
                                      2001           2000           2001         2000
                                      ----           ----           ----         ----
SALES                                 90,270         81,977      1,270,715        278,417

COST OF SALES                         68,280         54,763        709,294        217,438

   GROSS PROFIT                       21,990         27,214        561,421         60,979

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES              317,204        884,410        938,019      1,611,020
OPERATING (LOSS)                    (295,214)      (857,196)      (376,598)    (1,550,041)

OTHER INCOME (EXPENSES):
  Interest expenses                  (61,575)       (93,016)      (136,121)      (165,563)
  Other Income                        (1,545)            --        236,263             --

Total Other Income (Expenses)        (63,120)       (93,016)       100,142       (165,563)


NET LOSS                            (358,334)      (950,212)      (276,456)    (1,715,604)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                       37,212,136     24,328,298     36,717,644     24,328,298


NET LOSS PER SHARE
(BASIC AND DILUTED)                    (0.01)         (0.04)         (0.01)         (0.07)

   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
                 CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
             For the Three Months Ended September 30, 2001 and 2000


                                                        2001         2000
                                                        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                            (276,456)   (1,715,604)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation                                75,133        96,557

Depreciation and amortization                           22,761        50,573
Amortization of deferred debt discount                      --        17,619

Changes in operating assets and liabilities
         Accounts receivable                           (69,685)       54,504
         Inventory                                     (69,652)       66,812
         Other current assets                          143,604            --
         Security deposits                             (17,632)           --
         Accounts payable                             (307,297)      164,298
         Accrued expenses and taxes                    355,868       317,231

              TOTAL ADJUSTMENTS                        133,100       767,594


NET CASH FLOW USED IN OPERATING ACTIVITIES            (143,356)     (948,010)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment                     (8,069)      (13,386)
Due from related party                                  27,167            --


NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     19,098       (13,386)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Long-term debt                           140,000       774,000
Repayments of debt                                    (104,000)           --
Proceeds from issuance of capital stock and
  stock subscriptions                                  124,973       171,560

NET CASH PROVIDED BY FINANCING ACTIVITIES              160,973       945,560

NET INCREASE (DECRESE)IN CASH                           36,715       (15,836)

CASH - Beginning                                         7,738        45,139
Cash - Ending                                          116,453
                                                                      29,303

   The accompanying notes are an integral part of these financial statements.

     Note 1. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial  information.  Accordingly,  they  do  not  include  all  of  the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Phlo Corporation and Subsidiaries (the "Company") annual report on form 10-KSB for the year ended March 31, 2001.

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

     On October 22, 1998, the Company agreed to acquire the capital stock of a beverage company, X-Treem Products Corporation, through an exchange of stock with the shareholders of X-Treem (the "Stock Exchange Transaction"). As of September 30, 2001, 28,838 shares of X-Treem capital stock representing 96.47% of the total outstanding shares were exchanged for Phlo shares which have been issued or are yet to be issued in order to complete the Stock Exchange Transaction. With respect to those shareholders of X-Treem who have elected to participate in the exchange transaction, the Company is required to issue 10,987,951 additional shares of common stock. In November, 2000, X-Treem was formally dissolved.

     On September 30, 2001, there are 37,558,348 shares of common stock issued and outstanding, and 12,765,955 shares of common stock subscribed. In addition, options and warrants to purchase 1,613,333 and 36,297,443 shares of common stock are also outstanding, respectively.

     Note 3.  Going Concern

     As shown in the accompanying financial statements, the Company had an operating loss of $295,214) for the quarter ended September 30, 2001. As of September 30, 2001 the Company's current liabilities still exceeded its current assets by $1,714,713 and its total liabilities exceeded its total assets by $1,459,282. In addition, the Company is delinquent in connection with various obligations including trade payables, accrued payroll taxes, and notes payable. These factors and uncertain conditions that the Company has faced in its day-to-day operations create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue through the expansion of its beverage product lines to generate future profits.

     Management has taken actions and is implementing additional plans to strengthen the Company's working capital position and generate sufficient cash to meet it's operating needs through September 30, 2002 and beyond.

     Included in these actions is the continuing expansion of the distribution of the "ZO" beverage line and the commercialization of two of its biotechnologies through the development of a line of personal performance preparations delivered through 2 ounce sprays.

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

     Debt as of September 30, 2001 consists of the following:

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


     Convertible note payable with interest accruing at a rate of one percentage point (1%) above the prime rate. Principal and interest were due in May 2001. After December 31, 1999 the principal under the note was convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.22 per share. Subsequent to September 30, 2001 the holder converted the note into shares of the Company's common stock.
                                                                         100,000

     Note payable with interest accruing at a rate of 10% per annum. Principal and interest were due in February 2001. In conjunction with this financing, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $.050 per share. The holder has agreed to extend the
     maturity date of the note to March 2002.                            100,000

     In September 2000, a Note in the principal amount of $150,000 was entered into with interest accruing at a rate of 10% per annum. Principal and interest were due in November 2000. In conjunction with this financing, the Company issued a warrant to purchase 300,000 shares of common stock at an exercise price of $0.50 per share. The Company, at its option, may pay the
     Note in common stock or equivalents. The Company has notified the holder that it has elected to pay the principal and interest due under the note by
     the issuance of 136,612 shares of common stock.                     150,000

     Note payable with interest accruing at a rate of 10% per annum. Principal and interest are payable in June 2001. In conjunction with this financing, a warrant to purchase 50,000 shares of common stock at an exercise price of $0.50 per share was issued to the holder. The holder of the note has agreed to extend the maturity date of the note and in connection therewith, the Company agreed to issue a warrant to purchase 25,000 shares of common stock
     at an exercise price of $0.50 per share.                             50,000

     Note payable in the original principal amount of $100,000, with an interest rate of 10% per annum and principal and interest payable in July 2001. $50,000 of the loan was repaid in May, 2001. In conjunction with this financing, a warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share is issuable to the holder. The Company has the option to extend the maturity date to October 2001, which it exercised with respect to the $50,000 of the principal and all of the interest payable pursuant to the note. As a result, an additional warrant to purchase 12,500 shares of the Common Stock at the same exercise price is
     issuable.                                                            50,000

     In April, 2001, the Company was loaned $40,000. A promissory note has not yet been issued, as that amount was only a partial funding of the transaction. The note will provide an interest rate of 10% and a term of 120 days. A warrant will be issuable in conjunction with this financing, however, the amount of shares of common stock purchasable pursuant to the warrant will be determined once the full amount of the financing is
     established.                                                         40,000
                                                                      ----------
     Total Current Debt Outstanding                                   $  861,500
                                                                      ==========

     Note 6. Stockholders Equity

     a.   Common Stock

     In July 2001, the Company issued 877,270 shares of common stock to an individual for services related to equity financings.

     b.   Warrants

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

     c.   Options

     In ____ 2001, the Company entered into an agreement with a former officer and director pursuant to which options to purchase Company (825.000) shares of the Company common stock were cancelled.

     Note 7.  Commitments and Contingencies

     Loan Guarantee

     The Company is a guarantor of a loan obtained by an unrelated party in connection with a purchase agreement. In addition, the Company's assets secure the loan. The amount outstanding on the loan at September 30, 2001 was approximately ($65,000). Payment of the loan is secured by shares of common stock owned by the unrelated party.

     Litigation

     The Company is involved in litigation with a note holder which is pending in both federal and state courts. The note holder filed a Motion for Summary Judgment in Lieu of Complaint in the state court with respect to a promissory note in the principal amount of $250,000, and the Company answered and asserted counterclaims. The judge in that case entered a judgment in favor of the note holder and directed the Company to assert its claims in a separate action. That decision was appealed and a bond was posted by the Company, and the appeal is pending. Additionally, the Company filed an action in federal court against the note holder. The U.S. District Court granted the defendants' motion for summary judgment related to the pleading of the causes of action and have entered a judgement in favor of the note holder. The Company intends to appeal this decision. The Company is unable to predict the outcome of the pending litigation and, accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

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

     In August, 2001, the Company filed a lawsuit against a related party And his affiliate asserting, among other things, breach of contract, breach of fiduciary duty, and negligence, and seeking an accounting of financing activity. The defendants have filed responsive pleadings.

     Payroll Taxes

     The Company has not paid payroll taxes since the third quarter of 1999 and currently owes ($______). The Company is in the process of filing all returns and has accrued estimated penalties and interest of ($______.)

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

     Note 9. Other Income

         (


                                                                             )

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

         (


                                                                              )

Item 2.

PHLO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, business strategy, and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking phrases such as "anticipates", "intends", "expects", "plans", "believe", "estimates", or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2001 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

The Company's forward-looking statements represent its judgment only on the dates such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed, or unanticipated events or circumstances.

OVERVIEW

The following discussion of the Company's financial condition as of September 31, 2001 and results of operations for the year ended September 31, 2001 and 2000 includes Phlo Corporation and its subsidiaries (collectively, the "Company") and should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this 10-Q.

RECENT DEVELOPMENTS

In October 2000, the Company introduced its newest line of beverages, "ZO - Vital Cell Defense", featuring its proprietary (patent-pending) composition, Vitamin E Phosphate-Phosphatidylcholine ("VEP/PC"), with controlled-release capability which is designed to protect cells from the oxidative stress of aging and to stimulate cell repair. The launch of the Vital Cell Defense line marks the successful commercialization of one of the Company's biotechnologies. In December 2000, the Company signed a distribution agreement with one of the largest independent Coca-Cola bottling and distribution companies in the world, Coca-Cola Hondo, Inc. and its affiliates ("Coca-Cola Hondo") to cover the entire Coca-Cola Hondo distribution territory consisting of Illinois, Wisconsin, Michigan, and parts of Indiana, Ohio, Pennsylvania and New York. In April 2001, the Company began shipping its beverages to Coca-Cola Hondo, to enable Coca-Cola Hondo to make initial distributions of the Company's beverages to its customer base.

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

The Company has during October 2001 completed the development of two additional product lines containing two of the Company's biotechnologies. The product lines consist of personal performance preparations delivered through 2-ounce sprays ("Spray Products") containing VEP/PC and the Company's cognition biotechnology which creates great focus and mental alertness without the secondary depression associated with the intake of stimulants. These new spray products will be made available initially in natural food chains and later in the major distribution segments of chain and independent convenience stores, drug stores, mass merchandisers, and supermarkets.

RESULTS OF OPERATIONS

The Company's sales for the three month period ended September 30, 2001 increased to $90,270 as compared with sales of $81,977 for the comparable three month period for the comparable period during 2000. Sales significantly increased to $1,270,715 for the six month period ended September 30, 2001, as compared to sales of $278,417 for the six month period ended September 30, 2000. The selling, general and administrative expenses for the three month period ended September 30, 2001 decreased to $302,204 from $884,410 for the three month period ended September 30, 2000. For the six month period ended September 30, 2001, selling, general and administrative expenses decreased to $923,019 from $1,611,020 for the six month period ended September 30, 2000. The Company's operating loss substantially decreased to $280,214 for the three month period ended September 30, 2001 as compared with an operating loss of $857,196 for the three month period ended September 30, 2000. The operating loss for the six month period ended September 30, 2001 significantly decreased to $376,598 from $1,550,041 for the comparable period during the Company's prior fiscal year.

The operating loss for the three month period ended September 30, 2001 resulted from the decrease in revenue associated with the effect of CCE's purchase of Coca-Cola Hondo. This purchase resulted in many of the top personnel of Coca-Cola Hondo being replaced in addition to a delay in the full execution of the launch of the Company's products as a result of the acquisition transition process. Although the immediate effect on the Company was the primary cause of the operating loss during the reporting period, the Company believes that CCE's re-launch of the Company's products and the long-term effect of its being able to utilize the CCE distribution system (all distribution segments including vending) will have a major beneficial effect on its future results of operations. Additionally, the Company is developing new proprietary plastic packaging and labeling for its beverage lines in order to take advantage of the availability of all segments of distribution, including vending, which has delayed the Company's replacement of some of its most popular beverage flavors while the Company completes the sale of the remaining finished goods inventory in 16-ounce glass.

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

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended September 30, 2001, the Company significantly reduced its working capital deficit by approximately $1,105,091 to $1,714,713. In addition, the Company's Stockholders' Deficiency decreased from $2,471,705 to $1,459,282.

During the upcoming fiscal year ending March 31, 2002, the Company is taking further steps to reduce or eliminate the Stockholders' Deficiency and to create a positive working capital position. Based on the taste and uniqueness of the ZO line, the addition of two product lines containing the Company's biotechnologies, and the ability to utilize all distribution segments in the CCE system just recently purchased from Coca-Cola Hondo, and the potential of the development of future products based on its biotechnology, the Company believes it could achieve profitability for the fiscal year ending March 31, 2002. Additionally, the Company believes it is more likely than in prior years to raise substantial equity funds as a result of its expanded distribution base, the existence now of three product lines containing commercialized biotechnology and prospects for income for the full fiscal year ending March 31, 2002. On June 11, 2001, the Company signed a full service investment banking agreement with Sands Brothers & Co., Ltd. Sands Brothers will provide a full range of investment banking and financial advisory services to the Company, including the immediate placement of up to $5 million of is securities. Finally, the Company has taken steps to convert certain existing debts into equity and will continue to pursue these steps.

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

                                       Phlo Corporation

November 19, 2001                        By: /s/ James B. Hovis
                                           -------------------------------------
                                           James B. Hovis
                                           President and Chief Executive Officer