Form 10QSB/A
period 2001-09-30
PHLO CORP
filed 2001-11-21
CIK 1012130

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

     The number of shares outstanding of the issuer's common stock, as of November 19, 2001 is 42,458,587.

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

                                                                     ==========
TOTAL ASSETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $  548,875
   Accrued Expenses and taxes                                           611,346
   Current portion of long-term debt                                    861,500
                                                                     ----------

              Total Current Liabilities                               2,021,721

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIENCY
   Preferred stock 15,000,000 shares authorized:

   Series A convertible stock, $0.0001 par value, 500,000 shares             50
   authorized, issued and outstanding (Liquidation preferences $100,000)
   Series B non-convertible stock, none issued and outstanding                0
   Series C preferred convertible stock, $0.0001 par value 3,000,000          0
   authorized, 1,325,316 shares outstanding (Liquidation preference $       132
   Series C preferred convertible stock, 31,733 shares subscribed             3
   Common stock, $0.0001 par value, 250,000,000 shares authorized
    36,481,070 shares issued and outstanding                              3,735
   Common stock, $0.0001 par value, 12,311,409 shares subscribed          1,277
   Additional paid-in capital                                         7,433,177
    Unearned Compensation                                               -55,000
   Accumulated deficit                                               -8,842,656
                                                                     ----------

              Total Stockholders' Deficiency                         -1,459,282
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $  562,439
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

                        PHLO CORPORATION AND SUBSIDARIES
                 CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
             For the Three Months Ended September 30, 2001 and 2000


                                                        2001         2000
                                                        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                            (276,456)   (1,715,604)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation                                75,133        96,557

Depreciation and amortization                           22,761        50,573
Amortization of deferred debt discount                      --        17,619

Changes in operating assets and liabilities
         Accounts receivable                           (69,685)       54,504
         Inventory                                     (69,652)       66,812
         Other current assets                          143,604            --
         Security deposits                             (17,632)           --
         Accounts payable                             (307,297)      164,298
         Accrued expenses and taxes                    355,868       317,231

              TOTAL ADJUSTMENTS                        133,100       767,594


NET CASH FLOW USED IN OPERATING ACTIVITIES            (143,356)     (948,010)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment                     (8,069)      (13,386)
Due from related party                                  27,167            --


NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     19,098       (13,386)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Long-term debt                           140,000       774,000
Repayments of debt                                    (104,000)           --
Proceeds from issuance of capital stock and
  stock subscriptions                                  124,973       171,560

NET CASH PROVIDED BY FINANCING ACTIVITIES              160,973       945,560

NET INCREASE (DECRESE)IN CASH                           36,715       (15,836)

CASH - Beginning                                         7,738        45,139
Cash - Ending                                           44,453        29,303

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

     On September 30, 2001, there are 37,358,348 shares of common stock issued and outstanding, and 12,765,955 shares of common stock subscribed. In addition, options and warrants to purchase 1,613,333 and 36,297,443 shares of common stock are also outstanding, respectively.

     Note 3.  Going Concern

     As shown in the accompanying financial statements, the Company had an operating loss of $295,214 for the quarter ended September 30, 2001. As of September 30, 2001 the Company's current liabilities still exceeded its current assets by $1,714,713 and its total liabilities exceeded its total assets by $1,459,282. In addition, the Company is delinquent in connection with various obligations including trade payables, accrued payroll taxes, and notes payable. These factors and uncertain conditions that the Company has faced in its day-to-day operations create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue through the expansion of its beverage product lines to generate future profits.

     Management has taken actions and is implementing additional plans to strengthen the Company's working capital position and generate sufficient cash to meet it's operating needs through September 30, 2002 and beyond. Included in these actions is the continuing expansion of the distribution of the "ZO" beverage line and the commercialization of two of its biotechnologies through the development of a line of personal performance preparations delivered through 2-ounce sprays.

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

     Convertible note payable with interest accruing at a rate of one percentage point (1%) above the prime rate. Principal and interest were due in May 2001. After December 31, 1999 the principal under the note was convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $0.22 per share. Subsequent to September 30, 2001, the holder converted the note into shares of the Company's common stock.
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

     9,606,682 shares at an exercise price of $0.01 per share to an individual in connection with the provision of equity financings

     750,000 shares at an exercise price of $0.40 per share pursuant to an investment banking agreement.

     c. Options

     In July 2001, the Company entered into an agreement with a former officer and director pursuant to which options to purchase 825,000 shares of the Company's, common stock were cancelled.

     Various officers and other executives have forgiven any unpaid accrued payroll owed to them as of September 30, 2001. The Company has removed the payroll, payroll taxes and other expenses totalling $702,166, associated with this forgiveness, included in accrued expenses and taxes and recorded such amount as a contribution to capital.

     Note 7.  Commitments and Contingencies

     Loan Guarantee

     The Company is a guarantor of a loan obtained by an unrelated party in connection with a purchase agreement. In addition, the Company's assets secure the loan. The amount outstanding on the loan at September 30, 2001 was approximately $65,000. Payment of the loan is secured by shares of common stock owned by the unrelated party.

     Litigation

     The Company is involved in litigation with a note holder which is pending in both federal and state courts. The note holder filed a Motion for Summary Judgment in Lieu of Complaint in the state court with respect to a promissory note in the principal amount of $250,000, and the Company answered and asserted counterclaims. The judge in that case entered a judgment in favor of the note holder and directed the Company to assert its claims in a separate action. That decision was appealed and a bond was posted by the Company, and the appeal is pending. Additionally, the Company filed an action in federal court against the note holder. The U.S. District Court granted the defendants' motion for summary judgment related to the pleading of the causes of action and has entered a judgement in favor of the note holder. The Company intends to appeal this decision. The Company is unable to predict the outcome of the pending litigation and, accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

     The Company is involved in litigation related to an agreement it entered into for investment banking services. The Company executed a promissory note in the principal amount of $500,000 which represents a bridge loan as part of an agreement by an investment banking firm to provide at least $2.5 million in financing. The financing did not occur. The bridge note holder sued for equitable relief, claiming that it is due a warrant to purchase 1 million shares of the Company's common stock. The Company disputes any obligation to issue such warrant, given the failure of the investment banking firm to raise capital. Pursuant to the terms of the note, the Company issued a warrant in full payment of the principal and interest thereunder, which has been reflected as equity on the balance sheet of the Company as of September 30, 2001. The Company is challenging the action on the basis of jurisdiction. In the event it is not successful in asserting such defense, the Company will join additional parties in the litigation and assert counterclaims related to the damage incurred by the Company for the failure to complete the financing. The Company anticipates that these counterclaims would far outweigh any award related to the bridge note.

     In August, 2001, the Company filed a lawsuit against a related party And his affiliate asserting, among other things, breach of contract, breach of fiduciary duty, and negligence, and seeking an accounting of financing activity. The defendants have filed responsive pleadings.

     Payroll Taxes

     The Company has not paid payroll taxes since the third quarter of 1999 and currently owes $381,026. The Company is in the process of filing all returns and has accrued estimated penalties and interest of $95,257.

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

     Note 9. Economic Dependency

     Major Customer

     The Company sells a substantial portion of its products to four customers. During the period ended September 30, 2001, sale to these customers was approximately $383,779, $220,745, $172,755 and $228,005, respectively, and represented 30%, 17%, 14%, and 18% of total Company sales, respectively.

     Major Supplier

     The Company purchased a substantial portion of its raw materials from one supplier for the period ended September 30, 2001.

     Note 10.  Related Party Transactions

     During the period ended September 30, 2001, an entity controlled by an individual who provided consulting services to the Company purchased certain products and services for the Company, and made payments of principal outstanding under certain notes payable on behalf of the Company. During this quarter, the Company also made advances to this entity. The Company was owed $107,284 by this entity as of September 30, 2001.

     Based on information which became available to the Company in the quarter ended June 30, 2001, the Company has determined that expenses incurred and recorded by it in the year ended March 31, 2001, pertaining to a related party are not owed. The effect of this adjustment, which has been recorded as an other income item, increased operating results by $131,043 in the period ended September 30, 2001.

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS No. 144 addressed the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company will adopt SFAS No. 144 in 2002 and is still evaluating the effect on the Company's financial position.

     Note 12.  Subsequent Events

     In October, 2001, in consideration for $25,000, the Company sold 70,010 shares of common stock, all of which have been issued.

     In October, 2001, the Company issued 454,545 shares of common stock in conjunction with the conversion in a prior quarter of a convertible note in the principal amount of $100,000 in accordance with the terms of the note.

     In November 2001, the Company issued 4,575,684 shares of common stock in conjunction with the exercise in the reported period of a warrant by a former officer and director in accordance with the terms of the warrant.

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

RESULTS OF OPERATIONS

The Company's sales for the three month period ended September 30, 2001 increased to $90,270 as compared with sales of $81,977 for the comparable three month period during 2000. Sales significantly increased to $1,270,715 for the six month period ended September 30, 2001, as compared to sales of $278,417 for the six month period ended September 30, 2000. The selling, general and administrative expenses for the three month period ended September 30, 2001 decreased to $302,204 from $884,410 for the three month period ended September 30, 2000. For the six month period ended September 30, 2001, selling, general and administrative expenses decreased to $923,019 from $1,611,020 for the six month period ended September 30, 2000. The Company's operating loss substantially decreased to $280,214 for the three month period ended September 30, 2001 as compared with an operating loss of $857,196 for the three month period ended September 30, 2000. The operating loss for the six month period ended September 30, 2001 significantly decreased to $376,598 from $1,550,041 for the comparable period during the Company's prior fiscal year.

The operating loss for the three month period ended September 30, 2001 resulted from the decrease in revenue associated with the effect of CCE's purchase of Coca-Cola Hondo. This purchase resulted in many of the Company's contacts among the top personnel of Coca-Cola Hondo being replaced in addition to a delay in the full execution and support of the launch of the Company's products as a result of the acquisition transition process. However, the Company believes that CCE's re-launch of the Company's products and the long-term effect of its being able to utilize the CCE distribution system (all distribution segments including vending) will have a major beneficial effect on its future results of operations. Additionally, the Company is developing new proprietary plastic packaging and labeling for its beverage lines in order to take advantage of the availability of all segments of distribution, including vending, which has delayed the Company's replacement of some of its most popular beverage flavors while the Company completes the sale of the remaining finished goods inventory in 16-ounce glass.

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

                                       Phlo Corporation

November 20, 2001                        By: /s/ James B. Hovis
                                           -------------------------------------
                                           James B. Hovis
                                           President and Chief Executive Officer