Form 10QSB
period 2001-12-31
PHLO CORP
filed 2002-02-19
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

     For the quarter ended December 31, 2001 Commission File Number 0-21079

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, as of February 15, 2002 is 43,165,877.

                        PHLO CORPORATION AND SUBSIDIARIES

                                      INDEX




                                                                    Page to Page
                                                                    ------------
Item 1.  Financial Statements

         Consolidated Balance Sheet as of December 31, 2001               3
         (Unaudited)

         Consolidated Statements of Operations for the three and
         nine months Ended December 31, 2001 and 2000 (Unaudited)         4

         Consolidated Statement of Cash Flows for the nine months
         ended December 31, 2001 (Unaudited)                              5

         Notes to Consolidated Financial Statements (Unaudited)        4-12

Item 2.  Managements' Discussion and Analysis of Financial
         Condition and Results of Operations                          12-14

Signature

                        PHLO CORPORATION AND SUBSIDARIES

                     CONSOLIDATED BALANCE SHEET (Unaudited)
                                December 31, 2001

                                     ASSETS

CURRENT ASSETS


   Cash                                                              $      342
   Accounts receivable                                                   47,090
   Prepaid Expenses and Taxes                                            10,000
   Inventory                                                            172,569
   Advances Receivable - Stockholder/officers                           140,000
                                                                     ----------

              Total Current Assets                                      370,001

PROPERTY PLANT & EQUIPMENT                                               18,654

OTHER ASSETS
   Licensing fee - Net of accumulated amortization of $33,000            27,000
   Security deposits                                                     47,695
   Due from related party                                               107,284
   Deposit on Bond                                                       49,756
   Other deferred charges                                                   -
   Employee Advances                                                      1,000
                                                                     ----------

                                                                        232,735

                                                                     ----------
              Total Other Assets

                                                                     $  621,390

                                                                     ==========


TOTAL ASSETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES


Accounts payable                                                     $  628,063
Accrued Expenses and taxes                                              681,943
Current portion of long-term debt                                       761,500
                                                                     ----------

           Total Current Liabilities                                  2,071,506


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY


   Preferred stock 15,000,000 shares authorized:

   Series A convertible stock, $0.0001 par value, 500,000 shares             50
   authorized, issued and outstanding (Liquidation preferences $100,000)
   Series B non-convertible stock, none issued and outstanding                0
   Series C preferred convertible stock, $0.0001 par value 3,000,000          0
   authorized, 1,353,457 shares outstanding (Liquidation preference $       135
   Series C preferred convertible stock, 31,733 shares subscribed             3
   Common stock, $0.0001 par value, 250,000,000 shares authorized
   42,458,587 shares issued and outstanding                               4,246
   Common stock, $0.0001 par value, 14,264,463 shares subscribed          1,426
   Additional paid-in capital                                         7,815,964
    Unearned Compensation                                               (50,000)
   Accumulated deficit                                               (9,221,940)
                                                                     ----------

              Total Stockholders' Deficiency                         (1,450,116)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $  621,390
                                                                     ==========

The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     For the Three Months and Nine Months Ended December 31, 2001, and 2000


                                          Three Months                  Nine Months
                                   -------------------------    -------------------------
                                      2001           2000           2001         2000
                                      ----           ----           ----         ----
SALES                                 30,807         78,131      1,301,522        356,548

COST OF SALES                         20,301         48,135        729,595        265,573

   GROSS PROFIT                       10,506         29,996        571,927         90,975

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES              367,651        625,693      1,305,670      2,236,713
OPERATING (LOSS)                    (357,145)      (595,697)      (733,743)    (2,145,738)

OTHER INCOME (EXPENSES):
  Interest expenses                  (20,617)      (103,861)      (156,738)      (269,424)
  Other Income                            --             --        236,263             --

Total Other Income (Expenses)        (20,617)      (103,861)        79,525       (269,424)

Loss Before Income Taxes and
  Extraordinary Item                (377,762)      (699,558)      (654,218)    (2,415,162)

Income Taxes                           1,522             --          1,522             --

Loss Before Extraordinary Item      (379,284)      (699,558)      (655,740)    (2,415,162)

Extraordinary Item - Gain on the
   Disposition of the Net Liabilities
   Of a Dissolved Business                --      3,950,981             --      3,950,981


NET INCOME (LOSS)                   (379,284)     3,251,423       (655,740)     1,534,819

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                       40,494,260     27,901,826     37,976,516     27,688,202


NET LOSS PER SHARE
(BASIC AND DILUTED)                    (0.01)          0.12          (0.02)          0.06


The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
                 CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
              For the Nine Months Ended December 31, 2001, and 2000


                                                        2001         2000
                                                        ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income                                     (655,740)    1,535,819

Adjustments to reconcile net loss to net cash used in operating activities:

Extraordinary Gain                                          --    (3,950,981)
Stock-based compensation                               130,133        52,887
Depreciation and amortization                           27,803        61,146

Changes in operating assets and liabilities
         Accounts receivable                           (47,090)       59,113
         Inventory                                     (49,351)       95,129
         Other current assets                          133,604            --
         Security deposits                             (17,632)           --
         Accounts payable                             (228,109)      386,648
         Accrued expenses and taxes                    444,915       403,324
         Employee Advances                              (1,000)           --

              TOTAL ADJUSTMENTS                        393,273    (2,892,734)


NET CASH FLOW USED IN OPERATING ACTIVITIES            (262,467)   (1,356,915)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment                     (8,069)      (13,386)
Due from related party                                  27,167            --
Advances - Stockholder/officers                       (140,000)           --

NET CASH USED IN INVESTING ACTIVITIES                 (120,902)      (13,386)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Long-term debt                           140,000       673,609
Repayments of debt                                    (104,000)           --
Proceeds from issuance of capital stock and
  stock subscriptions                                  339,973       651,573

NET CASH PROVIDED BY FINANCING ACTIVITIES              375,973     1,325,182

NET INCREASE (DECRESE)IN CASH                           (7,396)      (45,119)

CASH - Beginning                                         7,738        45,119
Cash - Ending                                              342            --


The accompanying notes are an integral part of these financial statements.

Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Phlo Corporation and Subsidiaries (the Company) annual report on form 10-KSB for the year ended March 31, 2001.

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

The Company currently sells two brands of beverages. The Company's ZO - Vital Cell Defense beverages, which include iced tea, fruit drinks and lemonade, feature its proprietary (patent-pending) composition with controlled-release capability which is designed to protect cells from the oxidative stress of aging and to stimulate cell repair. The launch of the ZO - Vital Cell Defense beverage line marks the successful commercialization of one of the Company's biotechnologies. The Company also sells five flavors of McCoy's green teas, the first and only new age beverage that delivers a truly functional level of powerful green tea catechins, including the super-antioxidant EGCg.

On October 22, 1998, the Company agreed to acquire the capital stock of a beverage company, X-Treem Products Corporation, through an exchange of stock with the shareholders of X-Treem (the Stock Exchange Transaction). As of December 31, 2001, 28,838 shares of X-Treem capital stock representing 96.47% of the total outstanding shares were exchanged for Phlo shares which have been issued or are yet to be issued in order to complete the Stock Exchange Transaction. With respect to those shareholders of X-Treem who have elected to participate in the exchange transaction, the Company is required to issue 10,987,951 additional shares of common stock. In November, 2000, X-Treem was formally dissolved.

On December 31, 2001, there are 42,458,587 shares of common stock issued and outstanding, and 14,264,463 shares of common stock subscribed. In addition, options and warrants to purchase 1,613,333 and 30,877,017 shares of common stock are also outstanding, respectively.

Note 3. Going Concern

As shown in the accompanying financial statements, the Company had an operating loss of $357,145 for the quarter ended December 31, 2001. As of December 31, 2001 the Company's current liabilities still exceeded its current assets by $1,701,505 and its total liabilities exceeded its total assets by $1,450,116. In addition, the Company is delinquent in connection with various obligations including trade payables, accrued payroll taxes, and notes payable. These factors and uncertain conditions that the Company has faced in its day-to-day operations create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue through the expansion of its beverage product lines to generate future profits.

Management has taken actions and is implementing additional plans to strengthen the Company's working capital position and generate sufficient cash to meet it's operating needs through December 31, 2002 and beyond. Included in these actions is the continuing expansion of the distribution of the ZO beverage line and the commercialization of two of its biotechnologies through the development of a line of personal performance preparations delivered through 2-ounce sprays. Additionally, the Company is developing a line of rehydration beverages for sale initially to institutional purchasers and continues to improve its biologically active delivery system as well as working on other types of delivery systems for nutraceutical, biological, and pharmaceutical agents.

On June 11, 2001, the Company engaged an investment banking firm, Sands Brothers & Co. Ltd. (Sands), to act as the exclusive financial advisor to the Company for a three year period. This representation will include assistance in raising capital for the Company. The agreement requires the Company to pay Sands a quarterly retainer in the amount of $12,000, which can be paid in warrants to purchase shares of the Company's common stock. In addition, the Company issued Sands a warrant to purchase 750,000 shares of common stock at an exercise price of $.40 as an inducement for Sands to enter into the agreement.

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

Note 5. Advance Receivable - Stockholder/Officers

During December 2001, the Company advanced $140,000 to certain stockholder/ officers for purposes of payment to certain of the Company's vendors of expenditures related to the Company's product development and marketing efforts. As of February 19, 2002, $80,000 has been used for such purposes. It is expected that the balance of $60,000 shall be paid to the Company's vendors in the near future.

Note 6. Notes Payable

Debt as of December 31, 2001 consists of the following:

Note payable with interest at a rate of 14% per annum. The Note matured on December 31, 1999, when principal and unpaid interest was due. The holder has obtained a summary judgment against the Company. The Company believes that the holder engaged in intentional conduct which resulted in damage to the Company and has filed an action against the holder in federal court which is currently pending. In connection with the note, the Company issued to the holder a warrant to purchase 250,000 shares of common stock at an exercise price of $0.20 per share upon issuance of the note and warrants to purchase an aggregate of 200,000 shares of the common stock in connection with its option to extend the maturity date of the note to December 31, 1999. In addition, to secure repayment of the note, the Company issued to a trustee of the holder 105,875 shares of common stock and 11,441 shares of Series C Convertible Preferred Stock. (See Note 8). 250,000

Note payable with interest at a rate of 10%. The Note matured on December 31, 2000, when principal and unpaid interest were due. In consideration of this loan and two prior bridge loans, the Company agreed to issue shares of the Company's common and convertible preferred stock to the holder representing approximately 200,000 shares of common stock on a fully converted basis. The holder has agreed to extend the maturity date of the note to June 30, 2002. 104,000

Note payable in the original principal amount of $25,000 with interest at a rate of 10% per annum. The Note matured on July 2, 1999, when principal and unpaid interest were due. The Note is currently in default, although partial payment has been made subsequent to the maturity date. No action has been taken against the Company to enforce the Note. In connection with the note, the Company issued a warrant to purchase 5,000 shares of common stock at an exercise price of $.04 per share. 17,500

Note payable with interest accruing at a rate of 10% per annum. Principal and interest were due in February 2001. In conjunction with this financing, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $.050 per share. The holder has agreed to extend the maturity date of the note to March 2002. 100,000

In September 2000, a Note in the principal amount of $150,000 was entered into with interest accruing at a rate of 10% per annum. Principal and interest were due in November 2000. In conjunction with this financing, the Company issued a warrant to purchase 300,000 shares of common stock at an exercise price of $0.50 per share. The Company, at its option, may pay the Note in common stock or equivalents. The Company has notified the holder that it has elected to pay the principal and interest due under the note by the issuance of 136,612 shares of common stock. 150,000

Note payable with interest accruing at a rate of 10% per annum. Principal and interest are payable in June 2001. In conjunction with this financing, a warrant to purchase 50,000 shares of common stock at an exercise price of $0.50 per share was issued to the holder. The holder of the note has agreed to extend the maturity date of the note and in connection therewith, the Company agreed to issue a warrant to purchase 25,000 shares of common stock at an exercise price of $0.50 per share. 50,000

Note payable in the original principal amount of $100,000, with an interest rate of 10% per annum and principal and interest payable in July 2001. $50,000 of the loan was repaid in May, 2001. In conjunction with this financing, a warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share is issuable to the holder. The Company has the option to extend the maturity date to October 2001, which it exercised with respect to the $50,000 of the principal and all of the interest payable pursuant to the note. As a result, an additional warrant to purchase 12,500 shares of the Common Stock at the same exercise price is issuable. The holder has agreed to extend the maturity date of the note to September 30, 2002. 50,000

In April, 2001, the Company was loaned $40,000. A promissory note has not yet been issued, as that amount was only a partial funding of the transaction. The note will provide an interest rate of 10% and a term of 120 days. A warrant will be issuable in conjunction with this financing, however, the amount of shares of common stock purchasable pursuant to the warrant will be determined once the full amount of the financing is established. 40,000

                    Total Current Debt Outstanding $ 761,500

Note 7. Stockholders Equity

a. Common Stock

In October 2001, the Company issued 70,010 shares of common stock which had been previously subscribed.

In October 2001, in consideration for $25,000, the Company sold 109,968 shares of common stock, which have yet to be issued.

In October 2001, the Company issued 454,545 shares of common stock in conjunction with the conversion in a prior quarter of a convertible note in the principal amount of $100,000, in accordance with the terms of the note.

In October 2001, in conjunction with the pledge of shares of stock related to a Company financing, the Company issued 28,140 shares of Series C Preferred Stock to a stockholder and officer.

In November 2001, the Company issued 4,575,684 shares of common stock in conjunction with the exercise in the prior quarter of a warrant by a former officer and director in accordance with the terms of the warrant.

In November 2001, the Company agreed to issue 96,428 shares of common stock in consideration of $30,000 of services previously rendered, which have yet to be issued.

In December 2001, in consideration of $190,000, the Company sold 1,816,667 shares of common stock, which have yet to be issued.

Note 8. Commitments and Contingencies

                                 Loan Guarantee

The Company is a guarantor of a loan obtained by an unrelated party in connection with a purchase agreement. In addition, the Company's assets secure the loan. The amount outstanding on the loan at December 31, 2001 was approximately $65,000. Payment of the loan is secured by shares of common stock owned by the unrelated party.

                                   Litigation

The Company is involved in litigation with a note holder which is pending in both federal and state courts. The note holder filed a Motion for Summary Judgment in Lieu of Complaint in the state court with respect to a promissory note in the principal amount of $250,000, and the Company answered and asserted counterclaims. The judge in that case entered a judgment in favor of the note holder and directed the Company to assert its claims in a separate action. That decision was appealed and a bond was posted by the Company. The Company did not prevail on appeal. Additionally, the Company filed an action in federal court against the note holder. The U.S. District Court granted the defendants' motion for summary judgment related to the pleading of the causes of action and has entered a judgement in favor of the note holder. The Company has appealed this decision. The Company is unable to predict the outcome of the pending litigation and, accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

The Company is involved in litigation related to an agreement it entered into for investment banking services. The Company executed a promissory note in the principal amount of $500,000 which represents a bridge loan as part of an agreement by an investment banking firm to provide at least $2.5 million in financing. The financing did not occur. The bridge note holder sued for equitable relief, claiming that it is due a warrant to purchase 1 million shares of the Company's common stock. The Company disputes any obligation to issue such warrant, given the failure of the investment banking firm to raise capital. Pursuant to the terms of the note, the Company issued a warrant in full payment of the principal and interest thereunder, which is reflected as equity on the balance sheet of the Company as of December 31, 2001. The Company is challenging the action on the basis of jurisdiction. In the event it is not successful in asserting such defense, the Company will join additional parties in the litigation and assert counterclaims related to the damage incurred by the Company for the failure to complete the financing. The Company anticipates that these counterclaims would far outweigh any award related to the bridge note.

In August, 2001, the Company filed a lawsuit against a related party and his affiliates asserting, among other things, breach of contract, breach of fiduciary duty, and negligence, and seeking an accounting of financing activity. The defendants have filed responsive pleadings.

                                  Payroll Taxes

The Company has not paid payroll taxes since the third quarter of 1999 and currently owes $381,026. The Company is in the process of filing all returns and has accrued estimated penalties and interest of $95,257.

Note 9. Earnings (Loss) Per Share

The Company has adopted the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is computed by dividing income (losses) available to common stockholders by the weighted-avearge number of common shares outstanding for the period adjusted retroactively to April 1, 1997 for the shares issued in the recapitalization and shares of common stock which are presently issuable by the Company. Diluted earnings per share includes the potential dilution that occurs if securities or other contracts to issue common stock were exercised or converted into common stock.

Note 10. Economic Dependency

                                 Major Customer

The Company sells a substantial portion of its products to four customers. During the period ended December 31, 2001, sales to these customers was approximately $383,779, $220,745, $172,755 and $228,005, respectively, and represented 29%, 17%, 13%, and 17% of total Company sales, respectively.

                                 Major Supplier

The Company purchased a substantial portion of its raw materials from one supplier for the period ended December 31, 2001.

Note 11. Related Party Transactions

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

Note 12. Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial accounting Standards No. 133, Accounting for Derivative Investments and Hedging Activities, or SFAS No.
133. This standard established accounting and reporting standards for derivatives and hedging activities. This standard as amended by SFAS No. 137, and SAFS No. 138 is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this standard as of April 1, 2001 did not have any material impact on the Company's financial statements.

In July 2001, the FASB Issued Statement of Financial Accounting Standards No. 141, Business Combinations, or SFAS No. 141, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No.
142. The Company will adopt the provisions of SFAS No. 141 which requires purchase accounting for business combinations occurring after June 30, 2001. The Company intends to adopt the provisions of SFAS 142 as of April 1, 2002 and is in the process of determining the potential impact on financial results which at this time does not appear to be significant.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 addressed the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company will adopt SFAS No. 144 in 2002 and is still evaluating the effect on the Company's financial position.

Note 13. Subsequent Events

In January, the Company issued 222,222 shares of common stock which were previously subscribed.

In January and February 2002, in consideration for $25,000, the Company sold 250,000 shares of common stock, which have yet to be issued.

In February 2002, the Company issued 454,545 shares of common stock in conjunction with the conversion in a prior quarter of a convertible note in the principal amount of $100,000 in accordance with the terms of the note.

In February 2002, the Company issued 30,523 shares of common stock in conjunction with the conversion in a prior quarter of a promissory note in the principal amount of $12,500, in accordance with an agreement among the Company and the holder.

In February 2002, the Company issued 16,435 shares of Series C Preferred Stock which were previously subscribed.

Item 2.

PHLO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, business strategy, and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking phrases such as anticipates, intends, expects, plans, believe, estimates, or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2001 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

The Company's forward-looking statements represent its judgment only on the dates such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed, or unanticipated events or circumstances.

OVERVIEW

The following discussion of the Company's financial condition as of December 31, 2001 and results of operations for the quarters ended December 31, 2001 and 2000 includes Phlo Corporation and its subsidiaries (collectively, the Company) and should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this 10-Q.

RECENT DEVELOPMENTS

In October 2000, the Company introduced its newest line of beverages, ZO - Vital Cell Defense, featuring its proprietary (patent-pending) composition, Vitamin E Phosphate-Phosphatidylcholine (VEP/PC), with controlled-release capability which is designed to protect cells from the oxidative stress of aging and to stimulate cell repair. The launch of the Vital Cell Defense line marks the successful commercialization of one of the Company's biotechnologies. In December 2000, the Company signed a distribution agreement with one of the largest independent Coca-Cola bottling and distribution companies in the world, Coca-Cola Hondo, Inc. and its affiliates (Coca-Cola Hondo) to cover the entire Coca-Cola Hondo distribution territory consisting of Illinois, Wisconsin, Michigan, and parts of Indiana, Ohio, Pennsylvania and New York. In April 2001, the Company began shipping its beverages to Coca-Cola Hondo, to enable Coca-Cola Hondo to make initial distributions of the Company's beverages to its customer base.

In May 2001, Coca-Cola Hondo and Coca-Cola Enterprises (CCE), the master distributor, on a global basis, of all of Coca-Cola, Company's beverage products, announced the acquisition of Coca-Cola Hondo by CCE for a total consideration of approximately $1.7 Billion. On a short-term basis, the Coca-Cola Hondo acquisition by CCE caused the Company's beverage launch to be delayed within Illinois, most notably Chicago. On a longer-term basis, the Company does not believe the acquisition of Coca-Cola Hondo by CCE will have a detrimental effect on its sales, but rather the Company believes that it will enable the Company to more rapidly increase its beverage sales volumes in this area through distribution in more market segments (including vending).

In addition, the Company has begun discussions with CCE and its affiliates with regard to a national or global joint venture involving certain of the Company's products.

The Company has during October 2001 completed the development of two additional product lines containing two of the Company's biotechnologies. The product lines consist of personal performance preparations delivered through 2-ounce sprays (Spray Products) containing VEP/PC and the Company's cognition biotechnology which creates great focus and mental alertness without the secondary depression associated with the intake of stimulants. These new Spray Products will be made available initially in natural food chains and later in the major distribution segments of chain and independent convenience stores, drug stores, mass merchandisers, and supermarkets. Additionally, the Company is developing a line of rehydration beverages for sale initially to institutional purchasers and continues to improve its biologically active delivery system as well as working on other types of delivery systems for nutraceutical, biological, and pharmaceutical agents.

RESULTS OF OPERATIONS

The Company's sales significantly increased to $1,301,522 for the nine month period ended December 31, 2001, as compared to sales of $356,548 for the nine month period ended December 31, 2000. The selling, general and administrative expenses for the three month period ended December 31, 2001 decreased to $367,651 from $625,693 for the three month period ended December 31, 2000. For the nine month period ended December 31, 2001, selling, general and administrative expenses decreased to $1,305,670 from $2,236,713 for the nine month period ended December 31, 2000. The Company's operating loss substantially decreased to $357,145 for the three month period ended December 31, 2001 as compared with an operating loss of $595,697 for the three month period ended December 31, 2000. The operating loss for the nine month period ended December 31, 2001 significantly decreased to $733,743 from $2,145,738 for the comparable period during the Company's prior fiscal year.

The operating loss for the three month period ended December 31, 2001 resulted from the decrease in revenue associated with the effect of CCE's purchase of Coca-Cola Hondo. This purchase resulted in many of the Company's contacts among the top personnel of Coca-Cola Hondo being replaced in addition to a delay in the full execution and support of the launch of the Company's products as a result of the acquisition transition process. In addition, CCE has requested that the Company move to plastic packaging for its ZO - Vital Cell Defense line of beverages in order that ZO - Vital Cell Defense can be distributed in all of CCE's distribution segments, including its vending machines. The immediate effect of this action is the delay of a CCE launch until new plastic molds are built by the Company. However, the Company believes that the longer- term effect on the Company is the potential for significantly higher sales volume. The Company's development of new proprietary plastic packaging and labeling for its beverage lines in order to take advantage of the availability of all segments of distribution has delayed the Company's replacement of some of its most popular beverage flavors while the Company completes the sale of the remaining finished goods inventory in 16-ounce glass.

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

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended December 31, 2001, the Company reduced its working capital deficit by approximately $85,000 to $1,701,505. In addition, the Company's Stockholders' Deficiency decreased from $1,459,282 to $1,450,116.

During the fiscal year ending March 31, 2002, the Company is taking further steps to reduce or eliminate the Stockholders' Deficiency and to create a positive working capital position. The Company believes it is more likely than in prior years to raise substantial equity funds as a result of its expanded distribution base and the prospects for national or global distribution through CCE and its affiliates, the existence now of three product lines containing commercialized biotechnology, and the prospects for numerous additional products based on the Company's biotechnology base. Finally, the Company has taken steps to convert certain existing debts into equity and will continue to pursue these steps.

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

                                Phlo Corporation





February 19, 2002                        By: /s/ James B. Hovis
                                           -------------------------------------
                                           James B. Hovis
                                           President and Chief Executive Officer