Form 10KSB
period 2002-03-31
PHLO CORP
filed 2002-07-15
CIK 1012130

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       |X| Annual Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                                     For the
                       fiscal year ended March 31, 2002.

    |_| Transition Report pursuant to Section 13 or 15(d) of The Exchange Act of 1934

                           Commission File No. 0-21079

                                PHLO CORPORATION
        (Exact name of small business issuer as specified in its charter)

          Delaware                                   11-3314168
 (State of or other jurisdiction          (IRS Employer Identification No.)
of incorporation or organization)

        13 Village Green
        Budd Lake, New Jersey                           07828
        (Address of Principal                         (Zip Code)
         Executive Offices)

       Registrant's telephone number, including area code: (212) 977-9171

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenues for its most recent fiscal year were $1,288,512.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of July 12, 2002, was approximately $6,233,644.

The number of shares outstanding of the issuer's common stock as of July 12, 2002 was 43,557,106.

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

     PART IV

12.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     Signatures

                                     PART I

Item 1. BUSINESS

General

Phlo Corporation, a Delaware corporation incorporated in December 1995, and its subsidiaries (hereinafter collectively referred to as the "Company") is a manufacturer of beverages and liquids containing patented and patent-pending biotechnologies. The Company sells its products to distributors, who offer the products for sale in high volume chain stores, such as supermarkets and drug and convenience stores. The Company is positioned as a biotechnology company which is using high volume distribution networks to commercialize its technology. Central to the Company's strategic development plan is the development, acquisition and/or exclusive licensing of proprietary technology, nutraceutical, biotechnological and/or pharmaceutical in nature, which the Company initially plans to convey to consumers through the use of liquid formulations and beverage systems. The Company is focusing its technology acquisition efforts on those technologies related to preventing or ameliorating cancer, reducing the effects of aging, and enhancing cognition and personal performance.

The Company's "ZO - Vital Cell Defense" beverage line features fruit drinks, lemonades, iced black teas and iced green teas and is offered in 16 ounce bottles. "ZO - Vital Cell Defense" with its patent-pending Vitamin E phosphate/phosphatidylcholine (VEP/PC) and sustained release micro-encapsulation delivery technology is available in Cranberry Berry, Orange Carrot, Pink Lemonade, Tropical Punch, Kiwi Strawberry, Raspberry Vanilla and Blackberry Cherry, in addition to four flavors of iced black tea and four flavors of iced green tea. The Company's green tea delivers a truly functional level (250 mg) of powerful green tea catechins, including the super anti-oxidant, EGCg. Studies show that a high daily intake of EGCg aids in the protection against cancer and cardiovascular disease.

During the most recent six months, the Company completed the development of two additional product lines. One product line consists of personal performance preparations delivered through 1-ounce sprays (Spray Products) containing VEP/PC and the Company's biologically active micro-particle delivery system. The Spray Products create focus and mental alertness without the secondary depression associated with the intake of stimulants as well as provide cellular membrane repair and protection from toxicants. The Spray Products will be made available initially in natural food chains and later in the major distribution segments of chain and independent convenience stores, drug stores, mass merchandisers, and supermarkets. Additionally, the Company has completed the development of two types of proprietary oral rehydration solutions (ORS(s)) for sale initially to institutional purchasers (including the U.S. military) and continues to improve its biologically active delivery system as well as working on other types of delivery systems for nutraceutical, biological, and pharmaceutical agents. One type of the Company's ORS is directed to rehydration while the other type is therapeutic in nature and treats diarrhea caused by diseases such as dysentery and cholera. These diseases bring suffering and death to millions of people in many parts of the world today. Both types of the Company's ORSs contain the Company's proprietary, biologically active micro-particle delivery system, are superior to the World Health Organization standard and meet the criteria (related to electrolyte payload, carbohydrates and osmolality) which the Company believes places its ORSs among the most effective in the world. The Company is currently conducting discussions with major global companies related to the distribution of the Company's products or joint ventures pertaining to the Company's technology and products related thereto.

Financing Activities

During the fiscal year ended March 31, 2002, the Company raised approximately $530,000 in the private placement of equity.

Recent Developments

In May, 2001, Coca-Cola Hondo, Inc. and its affiliates (Coca-Cola Hondo)(which signed an agreement with the Company in December 2000 to sell the Company's products in the entire Coca-Cola Hondo distribution territory consisting of Illinois, Wisconsin, Michigan, and parts of Indiana, Ohio, Pennsylvania and New
York) and Coca-Cola Enterprises (CCE), the master distributor on a global basis of all of The Coca-Cola Company's beverage products, announced the acquisition of Coca-Cola Hondo by CCE. On a short-term basis, the Coca-Cola Hondo acquisition by CCE caused the full execution of the Company's launch of its ZO - Vital Cell Defense beverage line to be delayed, and the Company's revenue was significantly adversely affected as a result thereof. CCE requested that the Company change the packaging of its beverages to plastic bottles to enable CCE to sell the Company's beverages in all CCE distribution segments (including in vending machines) and desired to re-launch the beverage line in the new plastic bottles. On a longer-term basis, the Company does not believe that the acquisition of Coca-Cola Hondo will have a detrimental effect on its sales, but rather the Company believes that it will enable the Company to more rapidly increase its beverage sales volumes in this area through distribution in more market segments (including vending).

The Company is conducting discussions with CCE and its affiliates with regard to a national distribution venture involving certain of the Company's products.

During the most recent six months, the Company completed the development of two additional product lines. One product line consists of personal performance preparations delivered through 1-ounce sprays (Spray Products) containing VEP/PC and the Company's biologically active micro-particle delivery system. The Spray Products create focus and mental alertness without the secondary depression associated with the intake of stimulants as well as provide cellular membrane repair and protection from toxicants. The Spray Products will be made available initially in natural food chains and later in the major distribution segments of chain and independent convenience stores, drug stores, mass merchandisers, and supermarkets. Additionally, the Company has completed the development of two types of proprietary oral rehydration solutions (ORS(s)) for sale initially to institutional purchasers (including the U.S. military) and continues to improve its biologically active delivery system as well as working on other types of delivery systems for nutraceutical, biological, and pharmaceutical agents. One type of the Company's ORS is directed to rehydration while the other type is therapeutic in nature and treats diarrhea caused by diseases such as dysentery and cholera. These diseases bring suffering and death to millions of people in many parts of the world today. Both types of the Company's ORSs contain the Company's proprietary, biologically active micro-particle delivery system, are superior to the World Health Organization standard and meet the criteria related to electrolyte payload, carbohydrates and osmolality) which the Company believes places its ORSs among the most effective in the world. The Company is currently conducting discussions with major global companies related to the distribution of the Company's products or joint ventures pertaining to the Company's technology and products related thereto.

Stock Exchange Transaction

On October 22, 1998, the Company agreed to acquire the capital stock of a beverage company, X-Treem Products Corporation (X-Treem), through an exchange of stock with the shareholders of X-Treem (the Stock Exchange Transaction). On April 2, 1999, the agreement was amended so as not to require the Company's stock to be reverse-split, as initially intended. As a result, the additional shares that would be issuable under the amended agreement could not be issued at that time because the Company did not have a sufficient number of authorized shares of stock to do so. During the year ended March 31, 2001, the Company authorized an increase in the number of authorized shares sufficient to complete the Stock Exchange Transaction, and in December 2000, the Company began issuing stock in accordance with the Stock Exchange Transaction. There are still shares of stock issuable pursuant to the Stock Exchange Transaction which are treated in the financial statements as subscribed shares of stock.

Dissolution of Subsidiary

In November 2000, X-Treem was formally dissolved in accordance with the General Corporation Law of the State of Delaware. For approximately two years prior thereto, X-Treem has been inactive and had no revenues. As a result of the dissolution, the Company's assets, liabilities and stockholders' deficiency no longer reflect those of X-Treem. The effect was to reduce the Company's liabilities by approximately $4,211,000, reduce the stockholders' deficiency by approximately $3,951,000, and reduce the assets by approximately $260,000.

Product Overview

The Company's "ZO - Vital Cell Defense" beverage line features fruit drinks, lemonades, iced black teas and iced green teas and is offered in 16 ounce bottles. "ZO - Vital Cell Defense" with its patent-pending VEP/PC and sustained release micro-encapsulation delivery technology is available in Cranberry Berry, Orange Carrot, Pink Lemonade, Tropical Punch, Kiwi Strawberry, Raspberry Vanilla and Blackberry Cherry, in addition to four flavors of iced black tea and four flavors of iced green tea. The Company's green tea delivers a truly functional level (250 mg) of powerful green tea catechins, including the super anti-oxidant, EGCg. Studies show that a high daily intake of EGCg aids in the protection against cancer and cardiovascular disease.

During the most recent six months, the Company completed the development of two additional product lines. One product line consists of personal performance preparations delivered through 1-ounce sprays (Spray Products) containing VEP/PC and the Company's biologically active micro-particle delivery system. The Spray Products create focus and mental alertness without the secondary depression associated with the intake of stimulants as well as provide cellular membrane repair and protection from toxicants. The Spray Products will be made available initially in natural food chains and later in the major distribution segments of chain and independent convenience stores, drug stores, mass merchandisers, and supermarkets. Additionally, the Company has completed the development of two types of proprietary oral rehydration solutions (ORS(s)) for sale initially to institutional purchasers (including the U.S. military) and continues to improve its biologically active delivery system as well as working on other types of delivery systems for nutraceutical, biological, and pharmaceutical agents. One type of the Company's ORS is directed to rehydration while the other type is therapeutic in nature and treats diarrhea caused by diseases such as dysentery and cholera. These diseases bring suffering and death to millions of people in many parts of the world today. Both types of the Company's ORSs contain the Company's proprietary, biologically active micro-particle delivery system, are superior to the World Health Organization standard and meet the criteria related to electrolyte payload, carbohydrates and osmolality) which the Company believes places its ORSs among the most effective in the world. The Company is currently conducting discussions with major global companies related to the distribution of the Company's products or joint ventures pertaining to the Company's technology and products related thereto.

Marketing and Distribution

The Company sells its products to distributors, who offer the products for sale in high volume chain stores, such as supermarkets and drug and convenience stores. The Company is positioned as a biotechnology company which is using high volume distribution networks to commercialize its technology.

Industry Overview/Competition

The Company's ZO - Vital Cell Defense line of beverages competes in the "New Age" beverage category. The Company's line of ready to drink beverages competes directly with such brands as Arizona, SoBe, Snapple and others, although the Company believes that its ZO beverage line, with its proprietary (patent-pending) composition and biologically active micro-particle delivery technology, differentiates itself from these other major brands. The category of "New Age" beverages is the fastest growing category in the beverage industry today.

The Company operates in a highly competitive segment of the beverage industry. The segment is dominated by competitors with greater resources than the Company's. In addition the Company competes for limited retail shelf space for its products. The Company cannot be certain that it can successfully compete for sales to distributors or stores that purchase from larger, more established companies that have greater financial, sales and technical resources. However, the Company believes that its proprietary technology and its ability to incorporate such technology in good-tasting beverages as well as in a number of additional types of liquid formulations allows the Company to offer to its distributors unique and varied products.

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

Research and Development

The Company expended $0 for research and development costs in the fiscal year ended March 31, 2002.

Management and Employees

As of March 31, 2002, the Company employed three (3) full-time employees.

The Company has experienced no work stoppages and considers its employee relations to be satisfactory. The Company's employees are not represented by a labor union.

Product Liability Insurance

The Company, like other manufacturers of products that are ingested, faces an inherent risk of exposure to product liability claims if, among other things, the use of its products results in injury. There can be no assurances that the amount and scope of any product liability insurance coverage will be adequate to protect the Company in the event that a product liability claim is successfully asserted against the Company.

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

Item 2. PROPERTIES.

The Company is in the process of relocating its executive offices and negotiating a long-term office lease. It is currently leasing office space from an employee on an informal, rent free basis pending execution of a long-term lease.

Item 3. LEGAL PROCEEDINGS.

The Company and its subsidiaries are involved in a number of lawsuits related to claims arising through the normal course of business, including claims which have been reduced to judgments. The judgments and certain others claims have been provided for and are reflected within the accompanying financial statements as accrued expenses at March 31, 2002.

In addition to the claims referred to above, there are other lawsuits in which the Company is involved, but is unable to predict the outcome, and there are judgments and claims made against one of the Company's former subsidiaries, X-Treem, which was formally dissolved in the prior fiscal year. In the opinion of management, based on currently available facts, and the aggregate liability currently provided for within the accompanying financial statements, the ultimate resolution of such matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the holders of the Company's common stock during its fiscal year ended March 31, 2002.

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

The following table indicates the high and low bid prices for the common stock of the Company for the period April 1, 2000 to March 31, 2002, based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

There were no cash dividends declared on the common stock for the fiscal years ended March 31, 2001 and 2002.

--------------------------------------------------------------------------------
                                  Common Stock
--------------------------------------------------------------------------------
                     Year Ended 3/31/01                 Year Ended 3/31/02
--------------------------------------------------------------------------------
Quarter             High              Low              High             Low
--------------------------------------------------------------------------------
First Quarter      $3.50            $2.12              $0.86            $0.40
--------------------------------------------------------------------------------
Second Quarter     $2.65            $1.09              $0.42            $0.09
--------------------------------------------------------------------------------
Third Quarter      $1.94            $0.69              $0.57            $0.17
--------------------------------------------------------------------------------
Fourth Quarter     $1.44            $0.62              $0.43            $0.16
--------------------------------------------------------------------------------

On March 28, 2002, the closing price of the Common Stock as reported on the OTC Bulletin Board was $0.16. As of March 31, 2002, the Company had approximately 2,000 beneficial holders of record of its shares of Common Stock.

During the fiscal year ended March 31, 2002, the Company raised $530,000 in equity, and issued or agreed to issue 1,729,761 shares of common stock and warrants to purchase 1,175,000 shares of common stock in exchange for services, each in reliance on various exemptions available under the Securities Act. For more detail on the individual transactions, see Notes 9 and 10 of the Financial Statements set forth in item 7 hereof.

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

OVERVIEW

The following discussion of the Company's financial condition as of March 31, 2002 and results of operations for the year ended March 31, 2002 and 2001 includes Phlo Corporation and its subsidiary (collectively, the "Company") and should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

The Company's sales significantly increased to $1,288,512 for the Company's fiscal year ended March 31, 2002, as compared to sales of $317,698 for the fiscal year ended March 31, 2001. The selling, general and administrative expenses for the fiscal year ended March 31, 2002 significantly decreased to $1,560,549 from $2,778,172 for the fiscal year ended March 31, 2001. The Company's operating loss substantially decreased to $1,092,331 from $2,894,469 for the Company's prior fiscal year.

The operating loss for the fiscal year resulted from the adverse impact on revenue associated with the effect of CCE's purchase of Coca-Cola Hondo. This purchase resulted in many of the Company's contacts among the top personnel of Coca-Cola Hondo being replaced in addition to the delay in the full execution and support of the launch of the Company's products as a result of the acquisition transition process. In addition, CCE has requested that the Company move to plastic packaging for its ZO - Vital Cell Defense line of beverages in order that ZO - Vital Cell Defense can be distributed in all of CCE's distribution segments, including its vending machines. The immediate effect of this action was the delay of a CCE re-launch until new plastic molds were built by the Company. However, the Company believes that the longer- term effect on the Company is the potential for significantly higher sales volume. The Company's development of new proprietary plastic packaging and labeling for its beverage lines in order to take advantage of the availability of all segments of distribution has delayed the Company's replacement of some of its most popular beverage flavors while the Company completes the sale of the remaining finished goods inventory in 16-ounce glass.

The Company has completed the design and initial sample production of a completely new, proprietary plastic bottle for its beverage products. In addition, the Company is formally introducing its Spray Products and ORS products, domestically and internationally, during the summer and fall of 2002, and expects these developments to have a significant positive effect on the Company's sales and diversity of products and markets.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended March 31, 2002, the Company reduced its working capital deficit by $1,421,766 to $1,882,991. In addition, the Company's Stockholders' Deficiency decreased from $3,107,115 to $1,638,669.

During the fiscal year ending March 31, 2003, the Company is taking further steps to reduce or eliminate the Stockholders' Deficiency and to create a positive working capital position. The Company believes it is more likely than in prior years to raise substantial equity funds as a result of its expanded distribution base, the prospects for national and global distribution of its products and joint venture activities with major international entities, the existence now of three product lines containing commercialized biotechnology, the prospects for numerous additional products based on the Company's biotechnology foundation, and significantly increased scientific and commercialization capabilities. Finally, the Company has taken steps to convert certain existing debts into equity and will continue to pursue these steps.

There can be no assurance that management's plans will be realized and therefore, until the present conditions referred to above are either removed or substantially improved, there is substantial doubt about the Company's ability to continue as a going concern.

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

Item 7. FINANCIAL STATEMENTS AND FOOTNOTES

                        PHLO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                   For the Years Ended March 31, 2002 and 2002

                        PHLO CORPORATION AND SUBSIDIARIES

                                    CONTENTS

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

  Balance Sheet                                                         F-2-3
  Statements of Operations                                              F-4
  Statements of Changes in Stockholders' Deficiency                     F-5
  Statements of Cash Flows                                              F-6-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-8-25

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Phlo Corporation and subsidiaries

We have audited the accompanying consolidated balance sheet of Phlo Corporation ("Phlo") and subsidiaries as of March 31, 2002, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phlo Corporation and subsidiaries as of March 31, 2002 and the results of their operations and their cash flows for the years ended March 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company incurred an operating loss of $1,092,331 during the year ended March 31, 2002, and, as of that date, the Company's current liabilities exceeded its current assets by $1,882,991 and its total liabilities exceeded its total assets by $1,638,669 and there are uncertain conditions that the Company faces. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/ Marcum & Kliegman LLP

New York, New York
July 15, 2002

                        PHLO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 2002

                                     ASSETS

CURRENT ASSETS

Cash                                                     $ 93,799
Accounts Receivable                                        26,665
Inventory                                                  93,253
                                                         --------

       Total Current Assets                                             $213,717

PROPERTY AND EQUIPMENT, Net                                                7,518

OTHER ASSETS

Licensing Fee-net of accumulated amortization
of $36,000                                                24,000
Security and other deposits                               55,764
Due from related party                                   107,284
Deposit on bond                                           49,756
                                                        --------

      Total Other Assets                                                236,804
                                                                       --------

      TOTAL ASSETS                                                     $458,039
                                                                       ========

The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 2002

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable                                     $   569,518
 Accrued expenses and taxes                               765,690
 Notes payable                                            761,500
                                                      -----------

       Total Current Liabilities                                                   2,096,708
                                                                                 -----------

       TOTAL LIABILITIES                                                           2,096,708


COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY Preferred stock, 15,000,000 authorized:
   Series A convertible stock, $0.0001 par value, 500,000 Shares
     authorized, issued and outstanding (liquidation preference $100,000)                 50
   Series B non-convertible stock, none issued and outstanding                            --
   Series C convertible stock, $0.0001 par value, 3,000,000 shares
     authorized, 1,369,891 shares outstanding (liquidation preference $13,699)           137
   Series C Convertible stock, 15,298 shares subscribed                                    1
   Common stock, $0.0001 par value, 250,000,000 shares authorized,
     43,557,106 shares issued and outstanding                                          4,355
   Common stock, $0.0001 par value, 15,533,929 shares subscribed                       1,553
   Additional paid-in capital                                                      8,000,778
   Unearned Compensation                                                             (45,000)
   Accumulated deficit                                                            (9,600,543)
                                                                                  -----------

       TOTAL STOCKHOLDERS' DEFICIENCY                                             (1,638,669)
                                                                                  -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIENCY                                                               $   458,039
                                                                                 ===========

The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  For the Years Ended March 31, 2002, and 2001

                                                       2002            2001
                                                  -------------    ------------
SALES                                             $   1,288,512    $    317,698

COST OF SALES                                           820,294         433,995
                                                  -------------    ------------

       GROSS PROFIT (LOSS)                              468,218        (116,297)

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                             1,560,549       2,778,172
                                                  -------------    ------------

       OPERATING LOSS                                (1,092,331)     (2,894,469)
                                                  -------------    ------------

OTHER INCOME (EXPENSE)
 Interest expense                                      (178,275)       (407,039)
 Other Income                                           236,263
 Non-Recurring Gain on Dissolution of X-Treem                         3,950,981
                                                  -------------    ------------

       TOTAL OTHER INCOME                                57,988       3,543,942
                                                  -------------    ------------

       NET (LOSS) INCOME                          $  (1,034,343)   $    649,473
                                                  =============    ============

Average Number of Shares Outstanding                 52,935,852      41,335,335
                                                  =============    ============
Diluted Average Number of Shares Outstanding         52,935,852     157,865,335
                                                  =============    ============

Net (Loss)Income Per Share (Basic)                $        (.02)   $       0.02
                                                  =============    ============
Net (Loss)Income Per Share (Diluted)              $        (.02)   $       0.01
                                                  =============    ============

The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                                 Series A             Preferred C Stock             Series C
                                                              Preferred Stock             Subscribed             Preferred Stock
                                                           ----------------------------------------------------------------------
                                                            Shares      Amount        Shares       Amount       Shares     Amount
                                                           ----------------------------------------------------------------------
Balance - March 31, 2000                                   500,000          50      1,592,909        159
                                                           ----------------------------------------------------------------------
Shares Issued and Subscribed - Recapitalization                                    (1,003,716)      (100)       767,596       76

Prior Years Private Placement offering and other sales                               (449,166)       (45)       449,426       45
Proceeds from Private Placement offering
Issuance of Shares of Stock for services rendered
Stock subscription issued for services rendered
Conversion of Bonds into Common Stock
Common Stock Subscription
Debt Converted to Equity

Beneficial Conversion Feature of Debt Issuance

Equity Effect of Transactions with Related Party
Issuances of Warrants for Services
Exercise of Warrants
Net Income
                                                           ----------------------------------------------------------------------
Balance - March 31, 2001                                   500,000     $    50        140,027      $  14      1,217,022     $121
                                                           ----------------------------------------------------------------------
Shares Issued and Subscribed - Recapitalization
Common Stock Subscription
Conversion of debt to common stock
Conversion of Debt to Warrants
Equity Effect of Transactions with Related Party
Exercise of Warrants
Forgiveness of payroll by officers
Issuance of common stock previously subscribed
Issuance of common stock for services
Issuance of preferred stock                                                                                      28,140        3
Issuance of preferred stock previously subscribed                                     (16,435)        (2)        16,435        2
Issuance of stock - X -treem recapitaliazation                                       (108,294)       (11)       108,294       11
Issuance of warrants for services
Net Loss

                                                           ----------------------------------------------------------------------
Balance - March 31, 2002                                   500,000          50         15,298          1      1,369,891      137
                                                           ======================================================================

                                       Common Stock
                                        Subscribed        Common Stock                                 Additional
                                       -------------------------------  Unearned          Paid-in     Accumulated
                                           Shares            Amount       Shares           Amount     Compensation       Capital
                                       -------------------------------------------------------------------------------------------
Balance - March 31, 2000                 3,244,888             324     24,328,255          2,433                        3,802,662
                                       -------------------------------------------------------------------------------------------

Shares Issued and Subscribed -
Recapitalization                        10,076,791           1,009        332,324             33                             (822)

Prior Years Private Placement
offering and other sales                (1,968,728)           (197)     1,971,232            197

Proceeds from Private Placement
offering                                   127,926              13        108,333             11                          247,580

Issuance of Shares of Stock for
services rendered                                                       5,120,617            512                          613,963

Stock subscription issued for
services rendered                         (150,000)            (15)       125,000             12                               (3)

Conversion of Bonds into Common
Stock                                                                     414,635             41                           49,715

Common Stock Subscription                 (205,000)            (20)       205,000             20

Debt Converted to Equity                   454,545              45                                                         99,955

Beneficial Conversion Feature of
Debt Issuance                                                                                                              73,798

Equity Effect of Transactions with
Related Party                                                                                                             420,521

Issuance of Warrants for Services                                                                                         123,096

Exercise of Warrants                                                    2,619,019            262                           23,755

Net Income
                                       -------------------------------------------------------------------------------------------

Balance - March 31, 2001                11,580,422     $     1,159     35,224,415     $    3,521                      $ 5,454,220
                                       -------------------------------------------------------------------------------------------

Shares Issued and Subscribed -
Recapitalization                          (500,592)            (50)       500,592             50

Common Stock Subscription and
Sales                                    3,419,820             342        292,240             29                          539,602

Conversion of debt to common stock       1,392,396             138        485,068             49                          503,206

Conversion of Debt to Warrants                                                                                            538,158

Equity Effect of Transactions with
Related Party                                                                                                              99,016

Exercise of Warrants                                                    4,966,913            497                             (497)

Forgiveness of payroll by officers                                                                                        702,116

Issuance of common stock
previously subscribed                     (454,545)             46        454,545             46

Issuance of common stock for
services                                    96,428              10      1,633,333            163                           65,960

Issuance of preferred stock                                                                                                19,997

Issuance of preferred stock
previously subscribed

Issuance of stock - X-treem
recapitaliazation

Issuance of warrants for services                                                                        (45,000)          79,000

Net loss

                                       -------------------------------------------------------------------------------------------
Balance - March 31, 2002                15,533,929           1,553     43,557,106          4,355         (45,000)       8,000,778
                                       ===========================================================================================

                                          Deficit           Total
                                       ----------------------------
Balance - March 31, 2000                (9,215,673)      (5,410,045)
                                       ----------------------------

Shares Issued and Subscribed -
Recapitalization                                                196

Prior Years Private Placement
offering and other sales                                         --

Proceeds from Private Placement
offering                                                    247,604

Issuance of Shares of Stock for
services rendered                                           614,475

Stock subscription issued for
services rendered                                                (6)

Conversion of Bonds into Common
Stock                                                        49,756

Common Stock Subscription                                        --

Debt Converted to Equity                                    100,000

Beneficial Conversion Feature of
Debt Issuance                                                73,798

Equity Effect of Transactions with
Related Party                                               420,521

Issuance of Warrants for Services                           123,096

Exercise of Warrants                                         24,017

Net Income                                 649,473          649,473
                                       ----------------------------

Balance - March 31, 2001               ($8,566,200)     ($3,107,115)
                                       ----------------------------

Shares Issued and Subscribed -
Recapitalization                                                 --

Common Stock Subscription and
Sales                                                       539,973

Conversion of debt to common stock                          503,393

Conversion of Debt to Warrants                              538,158

Equity Effect of Transactions with
Related Party                                                99,016

Exercise of Warrants                                             --

Forgiveness of payroll by officers                          702,116

Issuance of common stock
previously subscribed                                            --

Issuance of common stock for
services                                                     66,133

Issuance of preferred stock                                  20,000

Issuance of preferred stock
previously subscribed                                            --

Issuance of stock - X-treem
recapitaliazation                                                --

Issuance of warrants for services                            34,000

Net loss                                (1,034,343)      (1,034,343)

                                       ----------------------------
Balance - March 31, 2002                (9,600,543)      (1,638,669)
                                       ============================

                        PHLO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   For the Years Ended March 31, 2002 and 2001

                                                                 2002           2001
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss) income                                            $(1,034,343)   $   649,473
                                                              -----------    -----------
  Adjustments to reconcile net (loss)income to net cash
   used in operating activities:
    Gain on dissolution of X-Treem                                     --     (3,950,981)
    Stock-based compensation                                      130,133        797,908
    Depreciation  and amortization                                 20,409         60,097
   Changes in operating assets and liabilities
    Accounts receivable                                           (26,665)        69,390
    Inventory                                                      29,965        211,408
    Other current assets                                           13,461             --
    Prepaid expenses                                              143,604       (143,604)
    Security deposit                                              (25,701)            --
    Accounts payable                                             (284,154)       164,533
    Accrued expenses and taxes                                    526,069        559,864
                                                              -----------    -----------

       TOTAL ADJUSTMENTS                                         (527,121)    (2,231,385)
                                                              -----------    -----------

       NET CASH USED IN OPERATING ACTIVITIES                     (507,222)    (1,581,912)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                   --         (2,886)
  Repayments from (advances to) related party                      27,167        (52,435)
                                                              -----------    -----------

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    $    27,167   $   (55,321)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt                                     140,000        947,500
 Proceeds from issuance of equity securities                      530,116        271,811
 Equity contribution - related party transactions                      --        420,521
 Repayment of debt                                               (104,000)       (40,000)
                                                              -----------    -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES              $   566,116    $ 1,599,832
                                                              -----------    -----------

The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDIARIES

                                     For the Years Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                           2002           2001
                                                         --------        -------

       NET INCREASE (DECREASE) IN CASH                   $ 86,061      $(37,401)

CASH - Beginning                                            7,738         45,139
                                                         --------        -------

CASH - Ending                                            $ 93,799        $ 7,738
                                                         ========        =======

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cash Flow Information:

                                                           2002            2001
                                                         --------        -------

Interest                                                 $ 2,136              --
                                                         --------        -------

Income Taxes                                             $     --        $    --
                                                         ========        =======

Non cash and financing activities:

During the year ended March 31, 2002, the Company converted $503,393 of debt and accrued interest into 1,877,464 shares of common stock.

During the year ended March 31, 2002, the Company converted debt and accrued interest in the amount of $538,518 into warrants.

During the year ended March 31, 2001, the Company converted $100,000 of debt into 454,545 shares of common stock.

During the year ended March 31, 2001, the Company issued 414,635 shares, with a fair value of $49,756, to a shareholder as a replacement for shares deposited as a bond.

During the year ended March 31, 2001, the Company dissolved X-Treem and realized a gain of $3,950,981. The Company wrote off assets totaling $260,000 and liabilities totaling $4,210,981.

                        PHLO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Company Activities

Phlo Corporation, a Delaware corporation incorporated in December 1995 and its subsidiaries (hereinafter collectively referred to as the "Company") is a manufacturer of beverages and liquids containing patented and patent-pending biotechnologies. The Company sells its products to distributors, which offer the products for sale in high volume chain stores, such as supermarkets and drug and convenience stores.

As of March 31, 2002, there are 43,557,106 shares of common stock issued and outstanding and 15,333,929 shares of common stock subscribed. In addition, options and warrants to purchase 1,613,333 and 35,847,483 shares of common stock, respectively, are also outstanding.

On October 22, 1998, the Company agreed to acquire the capital stock of a beverage company, X-Treem Products Corporation, through an exchange of stock with the shareholders of X-Treem (the "Stock Exchange Transaction"). In order to complete the Stock Exchange Transaction with respect to those shareholders of X-Treem who have elected to participate in the exchange transaction, the Company is required to issue 10,031,296 additional shares of common stock (which are included in the number of shares of common stock subscribed set forth above).

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

Intangible Assets

Intangible assets consist of a licensing fee and is being amortized on a straight-line basis over a five-year period. Amortization of this intangible asset charged to operations for the years ended March 31, 2002 and March 31, 2001 amounted to $12,000 per year, respectively.

Inventories

Inventories are stated at the lower of cost or market. Costs, which include purchases, freight and packaging, raw materials, packing fees and finished products, are determined on the first-in, first-out basis. Non-saleable and obsolete inventories have been recorded at cost, or net realizable value, whichever is lower.

Advertising Expense

Advertising costs of $79,031 and $82,905 are expensed as incurred during the years ended March 31, 2002 and 2001, respectively.

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

Property and Equipment

Property and equipment is stated at cost. Maintenance and repair costs are charged to expense as incurred, costs of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

Depreciation and Amortization

The cost of furniture and equipment is depreciated using the straight-line method over five years.

Revenue Recognition

Revenue is recognized at the time products are shipped and title passes.

Research and Development

Research and development costs of $0 and $106,000 are expensed as incurred during the year ended March 31, 2002 and 2001 respectively.

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

Impairment of Long-Lived Assets

Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

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

                                                       2002             2001
                                                       ----             ----
Numerator:

Net (loss) income                                 $ (1,034,343)     $    649,473

Numerator for basic (loss)earnings
   Per share                                        (1,034,343)          649,473

Effect of dilutive securities,
   Interest on convertible notes:                           --                --
   Payable                                                                45,875
                                                  ------------      ------------

Numerator of diluted (loss) earnings
   Per share                                        (1,034,343)          695,348
                                                  ------------      ------------

Denominator:

Denominator for basic (loss)earnings
   per share
   weighted average outstanding shares              40,206,980        25,961,646

Shares which are currently
   Issuable                                         12,728,872        11,550,422
                                                  ------------      ------------

Denominator for basic (loss)earnings
   per share                                        52,935,852        37,512,068
                                                  ------------      ------------
Effect of dilutive securities:
   Options                                                  --         1,835,666
   Warrants                                                 --        39,571,560
   Convertible preferred stock                              --       135,704,500
   Convertible notes payable                                --         2,033,999
                                                  ------------      ------------
Dilutive potential common shares                            --       179,145,725
                                                  ------------      ------------
Denominator for dilutive (loss)earnings
   per share                                        52,935,852       216,688,193
                                                  ============      ============
Basic (loss) earnings per share                           (.02)              .02
                                                  ============      ============

Diluted (loss) earnings per share                         (.02)              .00
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

Recent Accounting Developments

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which as amended became effective for the Company beginning April 1, 2001 by the issuance of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The Company does not expect that this standard will have a material impact on its financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. SFAS No. 142 requires, among other things, the use of a non-amortization approach for SFAS No. 142 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. SFAS No. 142 requires, among other things, the use of a non-amortization approach for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized in earnings, but instead will reviewed for impairment at least annually. The Company does not expect that these standards will have a material impact on its financial statements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operation. The Company does not expect that this standard will have a material impact on its financial statements

NOTE 3 - Dissolution of Subsidiary

On November 13, 2000, X-Treem was formally dissolved in accordance with the General Corporation Law of the State of Delaware. For approximately two years prior thereto X-Treem had been inactive and had no revenues. As a result of the dissolution, the Company's assets, liabilities and stockholders' deficiency no longer reflect those of X-Treem. The effect was to reduce the Company's liabilities by approximately $4,211,000, reduce the Stockholders' Deficiency by approximately $3,951,000, and reduce the assets by approximately $260,000.

Pro Forma condensed consolidated financial information as if the dissolution described above were consummated as of the beginning of the year ended March 31, 2001, is as follows:

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
                                   =============                   ============

NOTE 4 - Going Concern

As shown in the accompanying financial statements, the Company had an operating loss of $1,092,331 for the fiscal year ended March 31, 2002. As of March 31, 2002, the Company's current liabilities still exceeded its current assets by $1,882,991 and its total liabilities exceeded its total assets by $1,638,669. In addition, the Company is delinquent in connection with various obligations including trade payables, accrued payroll taxes, and notes payable. These factors and uncertain conditions that the Company has faced in its day-to-day operations create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue through the expansion of its product lines to generate future profits.

Management has taken actions and is implementing additional plans to strengthen the Company's working capital position and generate sufficient cash to meet it's operating needs through March 31, 2003 and beyond. During the fiscal year ending March 31, 2003, the Company is taking further steps to reduce or eliminate the Stockholders' Deficiency and to create a positive working capital position. The Company believes it is more likely than in prior years to raise substantial equity funds as a result of its expanded product lines and distribution base.

Finally, the Company is in the process of converting certain existing debts into equity and will continue to pursue these steps. There can be no assurance that management's plans will be realized and therefore, until the present conditions referred to above are either removed or substantially improved, there is substantial doubt about the Company's ability to continue as a going concern.

NOTE 5 - Property and Equipment

Property and equipment consists of the following at March 31, 2002:

         Furniture and fixtures                               $36,118
         Less: Accumulated depreciation                        28,600
                                                              -------

                Net                                           $ 7,518
                                                              =======

Depreciation expense for the years ended March 31, 2002 and 2001 was $8,409 and $8,097, respectively.

NOTE 6 - Inventories

Inventories are stated at the lower of cost (first-in, first-out basis), market value or net realizable value whichever is lower and consist of the following at March 31, 2002:

         Raw material                                         $ 7,566
         Finished goods                                        85,687
                                                              -------
              Total                                           $93,253
                                                              =======

During the year ended March 31, 2002 the Company wrote off and disposed of $64,842 of non-saleable and obsolete inventory and charged such amount to cost of sales.

During the year ended March 31, 2001 the Company wrote off, and disposed of $115,786 of non-saleable and obsolete inventory and charged such amount to cost of sales.

NOTE 7 - Income Taxes

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                   2002         2001
                                                   ----         ----

U.S. Federal statutory tax rate                    34.0%        34.0%

Gain in dissolution of subsidiary (nontaxable)       .0%          --

Change in valuation allowance                     (34.0%)      (34.0%)
                                                   ----         ----
Provision for income taxes                          0.0%         0.0%
                                                   ====         ====

No provision has been made in the accompanying financial statements for income tax expense as a result of the current operating loss and the net operating loss ("NOL") carryforwards.

As of March 31, 2002, the Company estimated the available NOL carryforwards to be approximately $5,477,000 and the Company's total deferred tax assets relating to the carryforwards amounted to approximately $2,191,000 which expire though March 31, 2022. The Company has a valuation allowance for the full assessment of the deferred tax assets at March 31, 2002 as management does not believe it is more likely than not that the valuation of the asset is recoverable.

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

A summary of stock option activity is as follows:

                                                       Weighted Average
                                          Number        Exercise Price
                                        of Options       Common Stock
                                        ----------     ----------------

Balance - April 1, 2000                 3,208,333            $0.26
                                        ---------

Options granted                                --
Options exercised                          20,000             0.05
Options cancelled                         750,000             0.10
                                        ---------
Balance - March 31, 2001                2,438,333             0.33

Options granted                               --
Options exercised                             --
Options cancelled                         825,000             0.23

Balance - March 31, 2002                1,613,333             0.61
                                        =========

Exercisable at March 31, 2001           2,438,333             0.33
                                        =========
Exercisable at March 31, 2002           1,613,333             0.61
                                        =========

The options issued to officers, directors and employees expire in two (2) to seven (7) years and may be exercised at anytime. The options issued to consultants to purchase 200,000 shares of its common stock, at an exercise price of $0.875, have a weighted average remaining contractual life of 5.25 years.

NOTE 9 - Stockholders' Equity

                                 Preferred Stock

The Company has 15,000,000 shares of preferred stock, $0.0001 par value, authorized.

                      Series A Convertible Preferred Stock

At March 31, 2002, the Company has 500,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") issued and outstanding. The Series A Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series A Preferred is convertible into one share of common stock.

                    Series B Non-Convertible Preferred Stock

At March 31, 2002, none of Series B Non-Convertible Preferred Stock ("Series B Preferred") was issued and outstanding. The Series B Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series B Preferred is subject to certain redemption and liquidation provisions, as defined.

                      Series C Convertible Preferred Stock

As of March 31, 2002, 1,369,891 shares of Series C Preferred Stock were issued and outstanding and 15,298 shares were subscribed in connection with a stock exchange transaction conducted by Phlo Corporation and the shareholders of a privately held beverage company (the Stock Exchange Transaction). Each holder of the Series C Preferred Stock has the right to cast one vote for each share of Common Stock into which his or its Series C Preferred Stock is convertible. No dividends are currently payable with respect to Series C Preferred Stock. The holders of Series C Preferred Stock have a liquidation preference of $0.01 per shares plus all accrued but unpaid dividends, if any. Holders of the Series C Preferred Stock have no redemption rights. Each share of Series C Preferred Stock initially is convertible into 100 shares of Common Stock without the payment of any additional consideration at any time after September 30, 2001. However, the conversion rate is subject to adjustment in the case of certain corporate transactions or events (not related to the market price of the Common Stock).

In April 2001, 108,294.43 shares of Series C Preferred Stock were issued in connection with the Stock Exchange Transaction.

In October 2001, in conjunction with the pledge of shares of stock related to a Company financing, the Company issued 28,140 shares of Series C Preferred Stock to a stockholder and officer.

In February 2002, the Company issued to three investors an aggregate of 16,435 shares of Series C Convertible Preferred Stock which were previously subscribed.

                                  Common Stock

As of March 31, 2002, 43,557,106 shares of common stock were issued and outstanding.

In April 2001, 956,655 shares of common stock and 108,294 shares were issued in connection with the Stock Exchange Transaction.

In April 2001, the Company sold 222,222 and 40,984 shares of common stock for $100,000 and $25,000, respectively, all of which have been issued as of March 31, 2002.

In April and May 2001, three individuals elected to convert $237,500 of principal and $31,999 of interest due on various Notes payable into common shares. 30,523 shares of common stock were issued as of March 31, 2002 and 937,850 shares have yet to be issued.

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

In October 2001, the Company issued 29,026 shares of common stock which had been previously subscribed.

In October 2001, in consideration for $25,000, the Company sold 109,968 shares of common stock, which have yet to be issued.

In October 2001, the Company issued 454,545 shares of common stock in conjunction with the conversion in a prior quarter of a convertible note in the principal amount of $100,000, in accordance with the terms of the note.

In November 2001, the Company issued 4,575,684 shares of common stock in conjunction with the exercise in the prior quarter of a warrant by a former officer and director in accordance with the terms of the warrant on a cashless basis.

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

In February 2002, the Company issued 391,229 shares of common stock in conjunction with the exercise of a warrant on a cashless basis.

In January-March, 2002, in consideration for $200,000, the Company sold 1,522,219 shares of common stock, which have yet to be issued.

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

9,606,682 shares at an exercise price of $0.01 per share to an individual in connection with the provision of equity financings

750,000 shares at an exercise price of $0.40 per share pursuant to an investment banking agreement.

The following is a summary of warrant activity for the years ended March 31, 2002 and 2001:

         Outstanding - April 1, 2000:                     8,743,762

             Warrants issued                              2,199,512
             Warrants exercised                          (2,651,670)
                                                         ----------

         Outstanding - March 31, 2001:                    8,291,604

            Warrants issued                              33,426,265
            Warrants exercised                           (5,870,426)
                                                         ----------
         Outstanding - March 31, 2002                    35,847,443
                                                         ==========

NOTE 10 - Debt

Debt as of March 31, 2002 consists of the following:

Note payable with interest at a rate of 14% per annum. The Note matured on December 31, 1999, when principal and unpaid interest was due. The holder obtained a summary judgment against the Company. The Company believes that the holder engaged in intentional conduct which resulted in damage to the Company. Therefore, the Company filed an action against the holder in federal court. The judge in that case entered a decision in favor of the noteholder, and the Company has appealed that decision. To secure repayment of the note, the Company issued to a trustee of the holder 105,875 shares of common stock and 11,441 shares of Series C Convertible Preferred Stock. See Note 11. $250,000

Note payable with interest at a rate of 10%. The note matured on December 31, 2000, when principal and unpaid interest were due. In consideration of this loan and two prior bridge loans, the Company agreed to issue shares of the Company's common and convertible preferred stock to the holder representing approximately 200,000 shares of common stock on a fully converted basis. The holder has agreed to extend the maturity date of the note to December 31, 2003. $104,000

Note payable in the original principal amount of $25,000 with interest at a rate of 10% per annum. The Note matured on July 2, 1999, when principal and unpaid interest was due. The note is currently in default, although partial payment has been made subsequent to the maturity date. No action has been taken against the Company to enforce the note. In connection with the note, the Company issued a warrant to purchase 5,000 shares of common stock at an exercise price of $0.04 per share. $17,500

Note payable with interest accruing at a rate of 10%. Principal and interest were due in February 2001. In conjunction with this financing, the Company issued a warrant to purchase 200,000 shares of common stock at a exercise price of $0.50 per share. The holder agreed to extend the maturity date of the note to December 31, 2003. $100,000

Note payable with interest at a rate of 10% per annum. Principal and interest were due in November 2000. In conjunction with this financing, the Company issued a warrant to purchase 300,000 shares of common stock at a exercise price of $0.50 per share. The Company, at its option, may pay the Note in common stock or equivalent. The Company has notified the holder that it has elected to pay the principal and interest due under the note by the issuance of 136,612 shares of common stock. $150,000

Note payable with interest accruing at a rate of 10% per annum. Principal and interest were due in June 2001. In conjunction with this financing, a warrant to purchase 50,000 shares of common stock at an exercise price of $0.50 per share is issuable to this holder. The noteholder has agreed to extend the maturity date of the note and in connection therewith, the Company has agreed to issue a warrant to purchase 25,000 shares of common stock at an exercise price of $0.50 per share. $50,000

Note payable in the original principal amount of $100,000, with an interest rate of 10% per annum. Principal and interest were due in July 2001. $50,000 of the loan was repaid in May, 2001. In conjunction with this financing, a warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share is issuable to the holder. An additional warrant to purchase 12,500 shares of the Common Stock at the same exercise price is issuable as a result of the Company's exercising its option to extend to October 2001 the maturity date of the note with respect to $50,000 of principal and all of the interest payable pursuant to the note. The holder has agreed to extend the maturity date of the note to September 30, 2002. $50,000

In April, 2001, the Company was loaned $40,000. A promissory note has not yet been issued, as that amount was only a partial funding of the transaction. The note will provide an interest rate of 10% and a term of 120 days. A warrant will be issuable in conjunction with this financing, however, the amount of shares of common stock purchasable pursuant to the warrant will be determined once the full amount of the financing is established. $40,000

     Total Long-Term Debt                                       $  761,500

Less: Current Portion                                           $  761,500
                                                                ----------
Long-Term Debt, net of current portion                          $       --
                                                                ==========

NOTE 11 - Commitments and Contingencies

                                 Loan Guarantee

Phlo Corporation is a guarantor of a loan obtained by an unrelated party in connection with a purchase agreement. In addition, payments of the loan are secured by the Company's assets. The total outstanding principal balance of the loan at March 31, 2002 was approximately $65,000. The holder of the loan has initiated legal action against the primary obligor and Phlo Corporation as guarantor, claiming outstanding principal, interest and late fees in the aggregate amount of approximately $105,000. The Company believes that it no longer has any liability under the guaranty as a result of the actions or inactions of the lender, including the lender's failure to mitigate its damages by selling collateral pledged by the primary obligor at a time when the value of such collateral exceeded all amounts due.

                                   Litigation

The Company is involved in litigation with a noteholder with respect to which an appeal is pending in federal court. The noteholder obtained a summary judgment against the Company in the amount of the principal and interest due under the note. The Company appealed the decision and posted an appeal bond with respect thereto. Additionally, the Company filed an action in federal court against the noteholder. The U.S. District Court granted the defendants' motion for summary judgment related to the pleading of the causes of action and has required the Company to issue 391,229 shares of common stock to the holder related to previously-issued cashless warrants. The Company believes that the federal court had no jurisdiction to order the issuance of shares and that the order compelling the issuance of shares was unlawful and contrary to applicable state and federal law. Therefore, the Company has appealed the decision to the U.S. Court of Appeals. The Company is unable to predict the outcome of the pending litigation and, accordingly, no adjustments have been made related thereto in the consolidated financial statements.

The Company is involved in litigation related to an agreement it entered into for investment banking services. The Company executed a promissory note in the principal amount of $500,000 which represented a bridge loan as part of an agreement by an investment banking firm to provide at least $2.5 million in financing. The financing did not occur. The bridge note holder sued for equitable relief, claiming that it is due a warrant to purchase 1 million shares of the Company's common stock. The Company disputes any obligation to issue such a warrant. Pursuant to the terms of the note, the Company issued a warrant in full payment of the principal and interest thereunder. The litigation is entering the discovery phase. The Company will join additional parties in the litigation or will bring a separate action in a more convenient forum against the additional parties. Additionally, the Company will assert counterclaims, and the Company anticipates that these counterclaims would far outweigh any award related to the bridge note. However, the Company is unable to predict the outcome of the pending litigation and, accordingly, no adjustments have been made related thereto in the consolidated financial statements.

In August, 2001, the Company filed a lawsuit against a related party and his affiliates asserting, among other things, breach of contract, breach of fiduciary duty, and negligence, and seeking an accounting of financing activity, the recovery of amounts due to the Company, and damages in the amount of $20 million. The defendants have filed motions but have not yet filed responsive pleadings. The Company is unable to predict the outcome of the pending litigation and, accordingly, no adjustments have been made related thereto in the consolidated financial statements.

The Company is involved in litigation with a former officer and director of the Company who did not remain with the Company after the Stock Exchange Transaction. The former officer and director claimed, among other things, breach of contract based on his allegation that he had exercised options to purchase the Company's common stock but that the Company had not issued the common stock. The U.S. District Court found that he had not properly exercised his options. The former officer and director again attempted to exercise, then filed an order to show cause why the Company should not be held in contempt for failing to issue shares of stock, and the District Court again found that he had not properly exercised his options. The Company believes that it has substantial claims against the former officer and director, which it will pursue at the appropriate time if it determines the prosecution of such claims to be in the best interest of the Company and its shareholders.

                                  Payroll Taxes

The Company has not paid payroll taxes since the third quarter 1999 totaling $206,866. The Company is in the process of filing all returns and has accrued estimated penalties and interest of $30,183.

                                      Lease

The Company executed a lease in September 2001 with a term of five years, providing for the payment of a fixed monthly rent. Subsequent to March 31, 2002, the Company decided to relocate its offices to reduce overhead and therefore terminated the lease. The landlord has not requested additional rent payments from the Company as of the date of this filing and holds a security deposit in the amount of $47,695. The Company is in the process of negotiating a new long-term office lease. It is currently leasing office space from an employee on an informal, rent-free basis pending execution of a long-term lease.

Rent expense for the years ended March 31, 2002 and 2001 was $149,633 and $122,968, respectively.

NOTE 12 - Economic Dependency

                                 Major Customers

The Company sells a substantial portion of its products to four customers. During the year ended March 31, 2002, sales to these customers were $383,779, $228,088, $220,745 and $172,755, or 29.8%, 17.7%, 17.1% and 13.4%, respectively, for the year ended March 31, 2002. As of March 31, 2002, there were no amounts due from these customers.

During the year ended March 31, 2001, sales to the top three customers were $113,024, $70,256, and $40,642, or 36%, 20%, and 11%, respectively. As of March
31, 2001, there were no amounts due from these customers.

                                 Major Suppliers

The Company purchased a substantial portion, $159,012 or 20%, of its raw materials from a one supplier for the year ended March 31, 2002. As of March 31, 2002, a balance of $159,012 is outstanding.

The Company purchased a substantial portion of its raw materials from a one supplier for the year ended March 31, 2001.

NOTE 13 - Related Party Transactions

During the first two quarters of the fiscal year, an entity controlled by an individual who provided consulting services to the Company purchased certain products and services for the Company, and made payments of principal outstanding under certain notes payable on behalf of the Company. During this period, the Company also made advances to this entity. The Company was owed $107,284 by this entity as of March 31, 2002.

Based on information which became available to the Company in the quarter ended June 30, 2001, the Company has determined that expenses incurred and recorded by it in the year ended March 31, 2001, pertaining to a related party are not owed. The effect of this adjustment, which has been recorded as an other income item, increased operating results by $131,043 in the period ended March 31, 2002.

NOTE 14 - Subsequent Events

A) Notes Payable

The following note was issued by the Company subsequent to March 31, 2002, in conjunction with financing activities:

In July, 2002, an affiliate issued a revolving promissory note pursuant to which an initial advance in the amount of $150,000 was made. Unpaid principal under the note bears simple interest at the rate of ten percent (10%) per annum. Additional advances of up to a maximum principal amount of $250,000 are authorized at the option of the lender. Each advance is payable within 30 days. Payment of the loan is secured by the affiliate's assets. Additionally, repayment of the loan is guaranteed by two officers of the Company.

B) Equity

In April and May, 2002, in consideration of $24,500, the Company sold 300,000 shares of common stock, which have yet to be issued.

In April, 2002, the Company entered into an agreement to issue 31,746 shares of common stock in exchange for $5,000 of services previously performed. The shares have yet to be issued.

                                    PART III

Item 8. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The names and ages of the directors, executive officers, significant employees, and promoters of the Company are set forth below.

      Name                   Age      Position Held
      ----                   ---      -------------

James B. Hovis               52       President & CEO, Director

Anne P. Hovis                42       Executive Vice President, General
                                      Counsel, Secretary & Director

Allen G. Hoube', Jr.         41       Vice President, Production Operations

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

Allen G. (Skip) Hoube', Jr., Vice President of Production Operations. Mr. Hoube is responsible for coordinating the production of the Company's beverage products, including inventory and quality control, raw material and production scheduling, and identification of new production facilities to accommodate nationwide distribution. Previously, Mr. Hoube served as Director of Quality Assurance for Premium Beverage Packers, Inc. Formerly, he was the Contract Manufacturing Manager for Royal Crown Company, Inc. and the Director of Operation for Tribev Corp. (a division of Royal Crown). He also served as President and General Manager of RC Cola Canada Ltd. Mr. Hoube has a B.S. in Biochemistry from Auburn University.

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

ITEM 9. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to the executive officers for the fiscal year ending March 31, 2002.

                           Summary Compensation Table

                                                                                                 Long-Term Compensation
                                                                                                 ---------------------
                               Annual Compensation Awards                                         Awards     Payouts
                            -------------------------------                                      ---------   ---------
   (a)                       (b)         (c)                    (d)        (e)         (f)          (g)        (h)
                                                               Other               Securities
                                                               Annual  Restricted    Under-                  All Other
                                                               Compen-   Stock       lying         L/TIP      Compen-
Name and                                                       sation    Awards      Options/      Payouts    sation
Principal Position          Year         Salary      Bonus       ($)       ($)       SARa (#)       ($)       ($)
------------------------------------------------------------------------------------------------------------------------
James B. Hovis
President and CEO           2001        $117,400      -0-        -0-       -0-        -0-            -0-       -0-

Anne P. Hovis               2001         $99,000      -0-        -0-       -0-        -0-            -0-       -0-
Exec. Vice President
General Counsel &
Secretary

Allen G. Hoube, Jr.
Vice President,
Production                  2001         $74,500      -0-        -0-       -0-        -0-            -0-       -0-
Operations

Various officers and other executives have forgiven any unpaid accrued payroll owed to them as of September 30, 2001. The Company has removed the payroll, payroll taxes and other expenses totalling $702,166, associated with this forgiveness, included in accrued expenses and taxes and recorded such amount as a contribution to capital.

Compensation of Directors

The names of the directors of the Company as of March 31, 2002, are James B. Hovis and Anne P. Hovis. Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company. No payments were made to directors during the year ended March 31, 2002, for services provided as a director.

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

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2002, certain information with respect to the beneficial ownership of common stock and preferred stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:

--------------------------------------------------------------------------------
Name and Address of
Beneficial Owner (1)
                                          Percentage               Percentage(%)
                           Shares of      (%) of       Shares of    of Total
                           Common Stock   Common       Preferred    Combined
                           Owned          Stock (2)    Stock         Vote(3)
--------------------------------------------------------------------------------
James B. Hovis             8,925,752(4)     20.49%     448,784(5)     29.80%
--------------------------------------------------------------------------------
Anne P. Hovis              8,883,402(6)     20.39%     459,207(7)     30.35%
--------------------------------------------------------------------------------
Edward J. Mathias (8)      7,750,451        17.79%     490,708.33     31.47%
--------------------------------------------------------------------------------
Joseph P. Nolan (9)        4,640,000        10.65%           0         2.57%
--------------------------------------------------------------------------------
Union Labor Life(10)       2,312,872         5.31%     236,543.49     14.38%
--------------------------------------------------------------------------------
Allen G. Hoube, Jr.          439,188         1.01%           0         0.24%
--------------------------------------------------------------------------------
All officers and
directors as a
group (three persons)      9,364,940        21.50%     463,784        30.87%
--------------------------------------------------------------------------------

(1) The address of each Stockholder shown above except as otherwise indicated is c/o Phlo Corporation, 13 Village Green, Budd Lake, New Jersey 07828.

(2) Based upon 43,557,106 shares of common stock outstanding as of March 31, 2002.

(3) Based on 43,557,106 shares of common stock and 1,369,891.92 shares of Series C Preferred Stock outstanding as of March 31, 2002, and assuming a conversion rate of 100 shares of common stock for each share of Series C Preferred Stock. The percentages presented are based on conversion of all shares of Series C Preferred Stock into shares of common stock.

(4) Includes 5,799,536 shares as to which Mr. Hovis has the sole voting power, 3,083,866 shares as to which he shares the power to dispose with his wife, Anne
P. Hovis, and 42,350 shares as to which Mr. Hovis has indirect beneficial ownership as trustee under the Uniform Gift to Minors Act.

(5) Includes 287,485 shares of Series C Preferred Stock as to which Mr. Hovis has the sole voting power, 156,722 shares as to which he shares the power to dispose with his wife, Anne P. Hovis, and 4,577 shares as to which Mr. Hovis has indirect beneficial ownership as trustee under the Uniform Gift to Minors Act.

(6) Includes 3,083,866 shares as to which Mrs. Hovis has sole voting power and 5,799,536 shares as to which she shares the power to dispose with her husband, James B. Hovis.

(7) Includes 156,722 shares of Series C Preferred Stock as to which Mrs. Hovis has sole voting power, 287,485 shares as to which she shares the power to dispose with her husband, James B. Hovis, and 15,000 as to which Mrs. Hovis has indirect beneficial ownership as trustee under the Uniform Gift to Minors Act.

(8) Mr. Mathias' address is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Washington, D.C. 20004-2505

(9) Includes 3,315,000 shares owned individually by Mr. Nolan and 1,325,000 shares owned by Mr. Nolan and his wife, Melissa Nolan, as joint tenants with right of survivorship. Mr. Nolan's address is c/o The Longview Group, LLC, 503
N. Walnut Road, Suite 300, Kennett Square, PA 19348. All of the shares listed are the subject of a lawsuit initiated by the Company. The Company has alleged, among other things, fraudulent inducement of the issuance of such shares and failure of consideration therefor, and, as a result, believes that the issuance of such shares is invalid. The Company believes that it has taken all necessary and appropriate steps to prevent the illegal sale of such shares into the public market.

(10) The address of The Union Labor Life Insurance Company is 111 Massachusetts Avenue, N.W., Washington, D.C. 20001.

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

James B. Hovis and Anne P. Hovis are husband and wife.

ITEM 12. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a)(1) Financial Statements.

The following financial statements are included in Part II, Item 7:

Index to Consolidated Financial Statements

Report of Independent Auditors                                      F-1

Consolidated Balance Sheet as of March 31, 2002                     F-2

Consolidated Statements of Operations for the years ended
 March 31, 2002 and 2001                                            F-3

Consolidated Statements of Stockholders' Equity for the
years ended March 31, 2002 and 2001                            F-4  F-5

Consolidated Statements of Cash Flows for the years
 ended March 31, 2002 and 2001                                 F-6  F-7

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

** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 (File No. 0-21079).

*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 (File No. 0-21079).

**** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 (File No. 0-21079).

(b) Reports on Form 8-K.

                                      None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 15th day of July, 2002.

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

Signature                        Title                                Date
---------                        -----                                ----

/s/  James B. Hovis          President & CEO                     July 15, 2002
----------------------
James B. Hovis

/s/  Anne P. Hovis          Exec. Vice President, General        July 15, 2002
----------------------      Counsel & Secretary
Anne P. Hovis