Form 10QSB
period 2002-06-30
PHLO CORP
filed 2002-08-19
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

       For the quarter ended June 30, 2002 Commission File Number 0-21079

                                PHLO CORPORATION
        (Exact name of small business issuer as specified in its charter)

          Delaware                                   11-3314168
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

          13 Village Green
         Budd Lake, New Jersey                           07828
(Address of principal executive offices)               (Zip code)

       Registrant's telephone number, including area code: (212) 977-9171

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock, as of August 16, 2002 is 50,277,106.

                        PHLO CORPORATION AND SUBSIDIARIES


                                      INDEX


                                                                    Page to Page
                                                                    ------------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of June 30, 2002         3
         (Unaudited)

         Condensed Consolidated Statements of Operations for the three
         months ended June 30, 2002 and 2001 (Unaudited)                  4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended June 30, 2002 and 2001 (Unaudited)                  5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                   6-10

Item 2.  Managements' Discussion and Analysis of Financial
         Condition and Results of Operations                          10-12

Signature

                        PHLO CORPORATION AND SUBSIDARIES

                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                  June 30, 2002

                                     ASSETS

CURRENT ASSETS

   Cash                                                              $  146,575
   Accounts receivable                                                   26,281
   Prepaid expenses and taxes                                             1,669
   Inventory                                                             61,064
                                                                     ----------

              Total Current Assets                                      235,589

PROPERTY PLANT & EQUIPMENT                                                5,712

OTHER ASSETS
   Licensing fee - Net of accumulated amortization of $39,000            21,000
   Security and other deposits                                            8,069
   Due from related party                                               107,284
   Deposit on bond                                                       49,756
                                                                     ----------

              Total Other Assets                                        186,109

                                                                     ----------

TOTAL ASSETS                                                         $  427,410
                                                                     ==========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable                                                     $  580,239
Accrued expenses and taxes                                              843,779
Revolving line of credit                                                150,000
Current portion of notes payable                                        761,500
                                                                     ----------

           Total Current Liabilities                                  2,335,518
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

      Preferred stock 15,000,000 shares authorized:


   Series A convertible stock, $0.0001 par value, 500,000 shares              50
   authorized, issued and outstanding (Liquidation preferences $100,000)
   Series B non-convertible stock, none issued and outstanding                --
   Series C preferred convertible stock, $0.0001 par value 3,000,000 authorized, 1,369,891 shares outstanding (Liquidation preference $13,699) 137
   Series C preferred convertible stock, 15,298 shares subscribed              1
   Common stock, $0.0001 par value, 250,000,000 shares authorized
   43,557,106 shares issued and outstanding                                4,355
   Common stock, $0.0001 par value, 15,865,675 shares subscribed           1,586
   Additional paid-in capital                                          8,030,245
    Unearned Compensation                                               (40,000)
   Accumulated deficit                                               (9,904,482)
                                                                     ----------
              Total Stockholders' Deficiency                         (1,908,108)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $  427,410
                                                                     ==========

The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) For the Three Months Ended June 30, 2002 and June 30, 2001


                                                       2002             2001
                                                       ----             ----
SALES                                                 17,418         1,180,445

COST OF SALES                                         33,149           641,014
                                                  ----------------------------

   GROSS (LOSS) PROFIT                               (15,731)          539,431

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         256,198           620,816
                                                  ----------------------------

OPERATING (LOSS)                                    (271,929)          (81,385)

OTHER INCOME (EXPENSES):
  Interest expenses                                  (32,010)          (74,546)
  Other Income                                            --           237,808
                                                  ----------------------------

Total Other (Expenses) Income                        (32,010)          163,262

NET (LOSS) INCOME                                   (303,939)           81,877
                                                  ============================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        59,140,614        48,534,561
                                                  ==========        ==========

DILUTED AVERAGE OF NUMBER OF SHARES OUTSTANDING   59,140,614       223,557,976
                                                  ==========       ===========

NET (LOSS) INCOME PER SHARE (BASIC)                    (0.01)            $0.00
                                                       ======            =====

NET (LOSS) INCOME PER SHARE (DILUTED)                  (0.01)            $0.00
                                                       ======            =====

The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited) For the Three Months Ended June 30, 2002, and June 30, 2001

                                                         2002          2001
                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income                                     (303,939)      $81,877

Adjustments to reconcile net (loss) income to Net cash used in operating activities:

Stock-based compensation                                 5,000        60,000
Depreciation and amortization                            4,806        19,461

Changes in operating assets and liabilities
         Accounts receivable                               384      (39,989)
         Inventory                                      32,189      (125,730)
         Other current assets                           (1,669)      143,604
         Security deposits                              47,695            --
         Accounts payable                               15,721      (275,149)
         Accrued expenses and taxes                     78,089       320,950
                                                      ----------------------

              TOTAL ADJUSTMENTS                        182,215       103,147
                                                      ----------------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES   (121,724)      185,024

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from issuance of debt                              --        (8,069)
Due from related party                                      --        27,212
                                                      -----------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                   --        19,143

CASH FLOW FROM FINANCING ACTIVITIES
Proceed from revolving note payable                    150,000            --
Proceeds from issuance of debt                              --       140,000
Repayments of debt                                          --      (104,000)
Proceeds from issuance of common shares                     --       124,973
Proceeds from issuance of capital stock subscription    24,500            --
                                                      -----------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES              174,500       160,973

NET INCREASE IN CASH                                   $52,776      $365,140

CASH - Beginning                                       $93,799        $7,738
                                                       ----------------------
Cash - Ending                                         $146,575      $372,878
                                                      =======================

The accompanying notes are an integral part of these financial statements.

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Phlo Corporation and Subsidiaries' annual report on Form 10-KSB for the year ended March 31, 2002.

Note 2. Company Activities

Phlo Corporation, a Delaware corporation incorporated in December 1995, and its affiliates (hereinafter collectively referred to as the "Company") is a manufacturer of beverages and liquids containing patented and patent-pending biotechnologies. The Company sells its products to distributors, who offer the products for sale in high volume chain stores, such as supermarkets and drug and convenience stores. The Company is positioned as a biotechnology company which is using high volume distribution networks to commercialize its technology. Central to the Company's strategic development plan is the development, acquisition, and/or exclusive licensing of proprietary technology, nutraceutical, biotechnological and/or pharmaceutical in nature, which the Company initially plans to convey to consumers through the use of liquid formulations and beverage systems. The Company is focusing its technology acquisition efforts of those technologies related to preventing or ameliorating cancer, reducing the effects of aging, and enhancing cognition and personal performance.

The Company's "ZO - Vital Cell Defense" beverage line features fruit drinks, lemonades, iced black teas and iced green teas and is offered in 16-ounce bottles. "ZO - Vital Cell Defense," with its patent-pending Vitamin E phosphate/phosphatidylcholine (VEP/PC) and sustained release micro-encapsulation delivery technology is available in Cranberry Berry, Orange Carrot, Pink Lemonade, Tropical Punch, Kiwi Strawberry, Raspberry Vanilla and Blackberry Cherry, in addition to four flavors of iced black tea and four flavors of iced green tea.

During its first fiscal quarter, the Company began the process of preparing for the commercial launch of two additional product lines which it developed during its last fiscal year. One product line consists of personal performance preparations delivered through 1-ounce sprays (Spray Products) containing VEP/PC and the Company's biologically active micro-particle delivery system. The Spray Products create focus and mental alertness without the secondary depression associated with the intake of stimulants as well as provide cellular membrane repair and protection from toxicants. The Spray Products will be made available initially in natural food chains and later in the major distribution segments of chain and independent convenience stores, drug stores, mass merchandisers, and supermarkets. Additionally, the Company has completed the development of two types of proprietary oral rehydration solutions (ORS(s)) for sale initially to institutional purchasers (including the U.S. military) and continues to improve its biologically active delivery system as well as working on other types of delivery systems for nutraceutical, biological, and pharmaceutical agents. One type of the Company's ORS is directed to rehydration while the other type is therapeutic in nature and treats diarrhea caused by diseases such as dysentery and cholera. These diseases bring suffering and death to millions of people in many parts of the world today. Both types of the Company's ORSs contain the Company's proprietary, biologically active micro-particle delivery system, are superior to the World Health Organization standard, and meet the criteria (related to electrolyte payload, carbohydrates and osmolality) which the Company believes places its ORSs among the most effective in the world. The Company is currently conducting discussions with major global companies related to the distribution of the Company's products or joint ventures pertaining to the Company's technology and products related thereto.

On October 22, 1998, the Company agreed to acquire the capital stock of a beverage company, X-Treem Products Corporation (X-Treem), through an exchange of stock with the shareholders of X-Treem (the Stock Exchange Transaction). With respect to those shareholders of X-Treem who have elected to participate in the exchange transaction, the Company is required to issue 10,031,296 additional shares of common stock (which are included in the number of shares of common stock subscribed as set forth below) and 15,298 shares of Series C Preferred Stock. In November, 2000, X-Treem was formally dissolved.

On June 30, 2002, there were 43,557,106 shares of common stock issued and outstanding, and 15,533,929 shares of common stock subscribed, and there were 1,369,891 shares of Series C Convertible Preferred Stock issued and outstanding and 15,298 shares of Series C Convertible Preferred Stock subscribed. In addition, options and warrants to purchase 1,613,333 and 35,847,443 shares of common stock were also outstanding, respectively.

Note 3. Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company had an operating loss of $303,939 for the quarter ended June 30, 2002. As of June 30, 2002, the Company's current liabilities still exceeded its current assets by $2,099,929, and its total liabilities exceeded its total assets by $1,908,108. In addition, the Company is delinquent in connection with various obligations including trade payables, accrued payroll taxes, and notes payable. These factors and uncertain conditions that the Company has faced in its day-to-day operations create an uncertainty as to the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue through the expansion of its beverage product lines to generate future profits.

Management has taken actions and is implementing additional plans to strengthen the Company's working capital position and generate sufficient cash to meet it's operating needs through March 31, 2003 and beyond. Included in these actions is the planned commencement of distribution activities with Coca-Cola Enterprises Inc., initially with respect to the ZO - Vital Cell Defense brand of beverages, upon completion of the manufacture of the production molds for the Company's proprietary17-ounce plastic bottle. Additionally, the Company believes it is more likely than in prior years to raise substantial equity funds as a result of its expanded distribution base, the prospects for national and global distribution of its products and joint venture activities with major international entities, the existence now of three product lines containing commercialized biotechnology, the prospects for numerous additional products based on the Company's biotechnology foundation, and significantly increased scientific and commercialization capabilities.

Finally, the Company is in the process of converting certain existing debts into equity and will continue to pursue these steps. There can be no assurance that management's plans will be realized and, therefore, until the present conditions referred to above are either removed or substantially improved, there is substantial doubt about the Company's ability to continue as a going concern.

Note 4. Inventories

Inventories are stated at the lower of cost or market. Costs, which include purchases, freight and packaging, raw materials, packing fees and finished products, are determined on the first-in, first-out basis. Non-saleable and obsolete inventories have been recorded at cost, or net realizable value, whichever is lower.

Note 5. Revolving Credit Facility

In June, 2002, the Company closed a revolving credit facility with a one-year term which provides for advances of up to a maximum principal amount of $250,000, at the option of the lender, at an interest rate of 10% per annum, with each advance payable within 30 days. An initial advance was made in the amount of $150,000. Repayment of advances under the facility are secured by the Company's assets and are guaranteed by two officers of the Company.

Note 6. Notes Payable

Notes payable as of June 30, 2002 consists of the following:

Note payable with interest at a rate of 14% per annum. The Note matured on December 31, 1999, when principal and unpaid interest was due. The holder obtained a summary judgment against the Company. The Company believes that the holder engaged in intentional conduct which resulted in damage to the Company. Therefore, the Company filed an action against the holder in federal court. The judge in that case entered a decision in favor of the note holder, and the Company has appealed that decision. To secure repayment of the note, the Company issued to a trustee of the holder 105,875 shares of common stock and 11,441 shares of Series C Convertible Preferred Stock. See Note 8. $250,000

Note payable with interest at a rate of 10%. The note matured on December 31, 2000, when principal and unpaid interest were due. In consideration of this loan and two prior bridge loans, the Company agreed to issue shares of the Company's common and convertible preferred stock to the holder representing approximately 200,000 shares of common stock on a fully converted basis. The holder has agreed to extend the maturity date of the note to December 31, 2003. $104,000

Note payable in the original principal amount of $25,000 with interest at a rate of 10% per annum. The Note matured on July 2, 1999, when principal and unpaid interest was due. The note is currently in default, although partial payment has been made subsequent to the maturity date. No action has been taken against the Company to enforce the note. In connection with the note, the Company issued a warrant to purchase 5,000 shares of common stock at an exercise price of $0.04 per share. $17,500

Note payable with interest accruing at a rate of 10%. Principal and interest were due in February 2001. In conjunction with this financing, the Company issued a warrant to purchase 200,000 shares of common stock at a exercise price of $0.50 per share. The holder agreed to extend the maturity date of the note to December 31, 2003. $100,000

Note payable with interest at a rate of 10% per annum. Principal and interest were due in November 2000. In conjunction with this financing, the Company issued a warrant to purchase 300,000 shares of common stock at a exercise price of $0.50 per share. The Company, at its option, may pay the Note in common stock or equivalent. The Company has notified the holder that it has elected to pay the principal and interest due under the note by the issuance of 136,612 shares of common stock. $150,000

Note payable with interest accruing at a rate of 10% per annum. Principal and interest were due in June 2001. In conjunction with this financing, a warrant to purchase 50,000 shares of common stock at an exercise price of $0.50 per share is issuable to this holder. The note holder has agreed to extend the maturity date of the note and in connection therewith, the Company has agreed to issue a warrant to purchase 25,000 shares of common stock at an exercise price of $0.50 per share. $50,000

Note payable in the original principal amount of $100,000, with an interest rate of 10% per annum. Principal and interest were due in July 2001. $50,000 of the loan was repaid in May, 2001. In conjunction with this financing, a warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share is issuable to the holder. An additional warrant to purchase 12,500 shares of the Common Stock at the same exercise price is issuable as a result of the Company's exercising its option to extend to October 2001 the maturity date of the note with respect to $50,000 of principal and all of the interest payable pursuant to the note. The holder has agreed to extend the maturity date of the note to September 30, 2002. $50,000

In April, 2001, the Company was loaned $40,000. A promissory note has not yet been issued, as that amount was only a partial funding of the transaction. The note will provide an interest rate of 10% and a term of 120 days. A warrant will be issuable in conjunction with this financing, however, the amount of shares of common stock purchasable pursuant to the warrant will be determined once the full amount of the financing is established. $40,000

                Total Current Notes Payable Outstanding $ 761,500

Note 7. Stockholders Equity

In April and May, 2002, in consideration of $24,500, the Company sold 300,000 shares of common stock, which have yet to be issued.

In April, 2002, the Company entered into an agreement to issue 31,746 shares of common stock in exchange for $5,000 of services previously rendered.

Note 8. Commitments and Contingencies

                                 Loan Guarantee

Phlo Corporation is a guarantor of a loan obtained by an unrelated party in connection with a purchase agreement. In addition, payments of the loan are secured by the Company's assets. The amount outstanding on the loan at June 30, 2002 was approximately $65,000. Payment of the loan is secured by shares of common stock owned by the unrelated party. The holder of the loan has initiated legal action against the primary obligor and Phlo Corporation as guarantor, claiming outstanding principal, interest and late fees in the aggregate amount of approximately $105,000. The Company believes that it no longer has any liability under the guaranty as a result of the actions or inactions of the lender, including the lender's failure to mitigate its damages by selling collateral pledged by the primary obligor at a time when the value of such collateral exceeded all amounts due.

                                   Litigation

The Company is involved in litigation with a note holder with respect to which an appeal is pending in federal court. The note holder obtained a summary judgment against the Company in the amount of the principal and interest due under the note. The Company appealed the decision and posted an appeal bond with respect thereto, but did not prevail on appeal. Additionally, the Company filed an action in federal court against the note holder. The U.S. District Court granted the defendants' motion for summary judgment related to the pleading of the causes of action and has required the Company to issue 391,229 shares of common stock to the holder related to previously-issued cashless warrants. The Company believes that the federal court had no jurisdiction to order the issuance of shares and that the order compelling the issuance of shares was unlawful and contrary to applicable federal and state law. Therefore, the Company has appealed the decision to the U.S. Court of Appeals. The Company is unable to predict the outcome of the pending litigation and, accordingly, no adjustments have been made related thereto in the consolidated financial statements.

The Company is involved in litigation related to an agreement it entered into for investment banking services. The Company executed a promissory note in the principal amount of $500,000 which represents a bridge loan as part of an agreement by an investment banking firm to provide at least $2.5 million in financing. The financing did not occur. The bridge note holder sued for equitable relief, claiming that it is due a warrant to purchase 1 million shares of the Company's common stock. The Company disputes any obligation to issue such warrant. Pursuant to the terms of the note, the Company issued a warrant in full payment of the principal and interest thereunder. The litigation is entering the discovery phase. The Company will join additional parties in the litigation or will bring a separate action in a more convenient forum against he additional parties. Additionally, the Company will assert counterclaims, and the Company anticipates that these counterclaims would far outweigh any award related to the bridge note. However, the Company is unable to predict the outcome of the pending litigation and, accordingly, no adjustments have been made related thereto in the consolidated financial statements.

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

The Company is involved in litigation with a former officer and director of the Company who did not remain with the Company after the Stock Exchange Transaction. The former officer and director claimed, among other things, breach of contract based on his allegation that he had exercised options to purchase the Company's common stock but that the Company had not issued the common stock. The U.S. District Court found that he had not properly exercised his options. The former officer and director again attempted to exercise, then filed an order to show cause why the Company should not be held in contempt for failing to issue shares of stock, and the District Court against found that he had not properly exercised his options. The Company believes that it has substantial claims against the former officer and director, which it will pursue at the appropriate time if it determines the prosecution of such claims to be in the best interest of the Company and its shareholders.

With respect to approximately $159,999 which is currently reflected as a payable of the Company, the Company will vigorously dispute such amount and shall assert certain claims against the account creditor. The Company has been informed by counsel to the account creditor that the account creditor has obtained a default judgment in the amount of such payable. The Company has received no notice of the judgment, did not receive proper service of the initial complaint, and believes that the default judgment was not properly obtained. The Company will seek to set aside the default judgment and assert (as counterclaims) claims against the creditor in an aggregate amount significantly greater than the payable reflected on the Company's financial statements.

                                  Payroll Taxes

The Company has not paid payroll taxes since the third quarter of 1999 and currently owes approximately $232,081. The Company is in the process of filing all returns and has accrued estimated penalties and interest of $40,655.

                                      Lease

The Company executed a lease in September 2001 with a term of five years, providing for the payment of a fixed monthly rent. During its first fiscal quarter, the Company decided to relocate its offices to reduce overhead and therefore terminated the lease. The landlord has not requested additional rent payments from the Company as of the date of this filing and holds a security deposit in the amount of $47,695. The Company is in the process of negotiating a new long-term office lease. It is currently leasing office space from an employee on an informal, rent-free basis pending execution of a long-term lease.

Note 9. Earnings (Loss) Per Share

The Company has adopted the provisions of Statements of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic EPS is computed by dividing income (losses) available to common stockholders by the weighted-average number of common shares outstanding for the period adjusted retroactively to April 1, 1997 for the shares issued in the recapitalization and shares of common stock which are presently issuable by the Company. Diluted earnings per share includes the potential dilution that occurs if securities or other contracts to issue common stock were exercised or converted into common stock.

Note 10. Recent Accounting Pronouncements

On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company will adopt SFAS No. 146 for exit or disposal activities that are initiated after March 31, 2003, and it is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In July 2001, the FASB Issued Statement of Financial Accounting Standards No. 141, Business Combinations, or SFAS No. 141, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No.
142. The Company has adopted the provisions of SFAS No. 141which requires purchase accounting for business combinations occurring after June 30, 2001. The Company has adopted the provisions of SFAS 142 as of April 1, 2002 and is in the process of determining the potential impact on financial results, which at this time does not appear to be significant.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 addressed the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company has adopted SFAS No. 144 and is evaluating the effect on the Company's financial position, which does not appear to be significant.

Note 11. Subsequent Events

In July 2002, the Company issued a warrant to purchase 50,000 shares of the Common Stock at an exercise price of $0.25 per share for services rendered pursuant to an existing agreement.

In July 2002, the Company issued a warrant to purchase 130,000 shares of the Common Stock at an exercise price of $0.13 per share for services rendered.

In July, in connection with a revolving credit facility closed in June, the Company issued 5,000,000 shares of Common Stock which serve as collateral to secure the repayment of the note.

In July, stockholders converted an aggregate of 17,200 shares of the Series C Convertible Preferred Stock into an aggregate of 1,720,000 shares of common stock, all of which have been issued.

Item 2.

PHLO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, business strategy, and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking phrases such as anticipates, intends, expects, plans, believe, estimates, or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2002 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

The Company's forward-looking statements represent its judgment only on the dates such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed, or unanticipated events or circumstances.

OVERVIEW

The following discussion of the Company's financial condition as of June 30, 2002 and results of operations for the quarters ended June 30, 2002 and 2001 includes Phlo Corporation and its affiliates (collectively, the Company) and should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this 10-QSB.

RECENT DEVELOPMENTS

During its first fiscal quarter, the Company began the process of preparing for the commercial launch of two additional product lines which it developed during its last fiscal year. One product line consists of personal performance preparations delivered through 1-ounce sprays (Spray Products) containing VEP/PC and the Company's biologically active micro-particle delivery system. The Spray Products create focus and mental alertness without the secondary depression associated with the intake of stimulants as well as provide cellular membrane repair and protection from toxicants. The Spray Products will be made available initially in natural food chains and later in the major distribution segments of chain and independent convenience stores, drug stores, mass merchandisers, and supermarkets. Additionally, the Company has completed the development of two types of proprietary oral rehydration solutions (ORS(s)) for sale initially to institutional purchasers (including the U.S. military) and continues to improve its biologically active delivery system as well as working on other types of delivery systems for nutraceutical, biological, and pharmaceutical agents. One type of the Company's ORS is directed to rehydration while the other type is therapeutic in nature and treats diarrhea caused by diseases such as dysentery and cholera. These diseases bring suffering and death to millions of people in many parts of the world today. Both types of the Company's ORSs contain the Company's proprietary, biologically active micro-particle delivery system, are superior to the World Health Organization standard, and meet the criteria (related to electrolyte payload, carbohydrates and osmolality) which the Company believes places its ORSs among the most effective in the world. The Company is currently conducting discussions with major global companies related to the distribution of the Company's products or joint ventures pertaining to the Company's technology and products related thereto.

RESULTS OF OPERATIONS

The Company's sales were $17,418 for the three month period ended June 30, 2002, as compared to sales of $1,180,445 for the three month period ended June 30, 2001. The selling, general and administrative expenses for the three month period ended June 30, 2002 significantly decreased to $256,198 from $620,816 for the three month period ended June 30, 2001. The Company's operating loss was $271,929 for the three month period ended June 30, 2002 as compared with an operating loss of $81,385 for the three month period ended June 30, 2001.

During the Company's preparation to launch its beverage products in plastic bottles and its new Spray Products and ORSs (which activities included revising all aspects of its beverage packaging and the manufacture of the production molds for proprietary 17-ounce plastic bottles for use in all beverage products), the Company produced very little revenue. The revenue generated consisted of that resulting from the Company's sale of existing beverage inventory in glass bottles represented by odd amounts of a limited number of flavors of its beverages. The amounts of existing inventory were not conducive to sales to the Company's large distributors at undiscounted prices because of the inadequacy of the existing inventory, both with respect to amount and flavor type, to fulfill reorders. Moreover, the Company has incurred costs associated with preparing new products for launch later this year while revenue associated therewith will not be generated until such launches are officially commenced.

As soon as the manufacture of the 17-ounce plastic bottle molds is completed (projected during the last quarter of the calendar year 2002), the Company will commence its distribution activities with Coca-Cola Enterprises Inc., initially with respect to its ZO - Vital Cell Defense brand of beverages.

The Company's proprietary biotechnology base (including its commercialization and manufacturing capabilities related thereto), the products generated therefrom, and the access to major markets as a result thereof, as exemplified by the above-referenced planned commencement of activities with Coca-Cola Enterprises Inc., represent the core of the Company's business plan, which emphasizes the building of major, long-term fundamental value. Although the process of executing this business plan requires significant time, the Company should be able to produce significantly greater positive operating results and greater shareholder value than would otherwise be possible.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit increased from $1,882,991 to $2,099,929 during the quarter ended June 30, 2002. In addition, the Company's Stockholders' Deficiency increased from $1,638,669 to $1,908,108 during the same period.

During the fiscal year ending March 31, 2003, the Company is taking steps to reduce or eliminate the Stockholders' Deficiency and to create a positive working capital position. Included in these steps is the planned commencement of distribution activities with Coca-Cola Enterprises Inc., initially with respect to the ZO - Vital Cell Defense brand of beverages, upon completion of the manufacture of the production molds for the Company's proprietary17-ounce plastic bottle. Additionally, the Company believes it is more likely than in prior years to raise substantial equity funds as a result of its expanded distribution base, the prospects for national and global distribution of its products and joint venture activities with major international entities, the existence now of three product lines containing commercialized biotechnology, the prospects for numerous additional products based on the Company's biotechnology foundation, and significantly increased scientific and commercialization capabilities. Finally, the Company has taken steps to convert certain existing debts into equity and will continue to pursue these steps.

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

                                Phlo Corporation


August 19, 2002                        By: /s/ James B. Hovis
                                           -------------------------------------
                                           James B. Hovis
                                           President and Chief Executive Officer


                                  End of Filing