Form 10QSB
period 2002-09-30
PHLO CORP
filed 2002-11-19
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

     For the quarter ended September 30, 2002 Commission File Number 0-21079

                                PHLO CORPORATION
        (Exact name of small business issuer as specified in its charter)

              Delaware                                            11-3314168
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

          13 Village Green
         Budd Lake, New Jersey                                     07828
(Address of principal executive offices)                        (Zip code)

       Registrant's telephone number, including area code: (973) 691-9012

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock, as of November 15, 2002 is 57,366,347.

                        PHLO CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                    Page to Page
                                                                    ------------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of September 30, 2002       3
         (Unaudited)

         Condensed Consolidated Statements of Operations for the
         three and six months ended September 30, 2002 and 2001
         (Unaudited)                                                         4

         Condensed Consolidated Statements of Cash Flows for the six
         months ended September 30, 2002 and 2001 (Unaudited)                5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                      6-10

Item 2.  Managements' Discussion and Analysis of Financial
         Condition and Results of Operations                             10-12

Signature

                        PHLO CORPORATION AND SUBSIDARIES

                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                               September 30, 2002

                                     ASSETS

CURRENT ASSETS

   Cash                                                               $  119,037
   Accounts receivable                                                    17,572
   Prepaid expenses and taxes                                              1,669
   Inventory                                                               4,564
                                                                      ----------

              Total Current Assets                                       142,842

PROPERTY PLANT & EQUIPMENT, Net                                            3,906

OTHER ASSETS
   Licensing fee - Net of accumulated amortization of $42,000             18,000
   Security and other deposits                                             8,069
   Due from related party                                                107,284
   Deposit on bond                                                        49,756
                                                                      ----------

              Total Other Assets                                         183,109

                                                                      ----------

TOTAL ASSETS                                                          $  329,857
                                                                      ==========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable                                                      $  566,003
Accrued expenses and taxes                                               983,601
Revolving line of credit                                                 150,000
Current portion of notes payable                                         761,500
                                                                      ----------

           Total Current Liabilities                                   2,461,104

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

                  Preferred stock 15,000,000 shares authorized:

Series A convertible stock, $0.0001 par value, 500,000 shares                       50
authorized, issued and outstanding (Liquidation preferences $100,000)
Series B non-convertible stock, none issued and outstanding                         --
Series C preferred convertible stock, $0.0001 par value 3,000,000
authorized, 1,334,466 shares outstanding (Liquidation preference $13,345)          133
Series C preferred convertible stock, 15,298 shares subscribed                       1
Common stock, $0.0001 par value, 250,000,000 shares authorized
56,059,649 shares issued and outstanding                                         5,605
Common stock, $0.0001 par value, 13,980,816 shares subscribed                    1,398
Additional paid-in capital                                                   8,293,717
 Unearned Compensation                                                         (46,266)
Accumulated deficit                                                        (10,385,885)
                                                                          ------------
           Total Stockholders' Deficiency                                   (2,131,247)
                                                                          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $    329,857
                                                                          ============

The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     For the Three and Six Months Ended September 30, 2002 and June 30, 2001

                                                             Three Months                        Six Months
                                                     ----------------------------------------------------------------
                                                        2002              2001              2002              2001
                                                        ----              ----              ----              ----
SALES                                                    21,773            90,270            39,191         1,270,715

COST OF SALES                                            62,010            68,280            95,159           709,294
                                                     ----------        ----------        ----------        ----------

   GROSS (LOSS) PROFIT                                  (40,237)           21,990           (55,968)          561,421

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            404,130           317,204           660,328           938,019
                                                     ----------        ----------        ----------        ----------

OPERATING (LOSS)                                       (444,367)         (295,214)         (716,296)         (376,598)

OTHER INCOME (EXPENSES):
  Interest expenses                                     (37,036)          (61,575)          (69,046)         (136,121)
  Other Income                                                0            (1,545)                0           236,263
                                                     ----------        ----------        ----------        ----------

Total Other (Expenses) Income                           (37,036)          (63,120)          (69,046)          100,142

NET (LOSS) INCOME                                      (481,403)         (358,334)         (785,342)         (276,456)
                                                     ==========        ==========        ==========        ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           67,791,210        37,212,136        63,590,856        36,717,644
                                                     ==========        ==========        ==========        ==========

NET (LOSS) INCOME PER SHARE (BASIC AND DILUTED)           (0.01)           ($0.01)            (0.01)            (0.01)
                                                     ==========        ==========        ==========        ==========

The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
       For the Six Months Ended September 30, 2002, and September 30, 2001

                                                            2002         2001
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income                                         (785,342)    (276,456)

Adjustments to reconcile net (loss) income to Net cash used in operating activities:

Stock-based compensation                                    91,134       75,133
Depreciation and amortization                                9,612       22,761

Changes in operating assets and liabilities
         Accounts receivable                                 9,093      (69,685)
         Inventory                                          88,689      (69,652)
         Other current assets                               (1,669)     143,604
         Security deposits                                  47,695       17,632
         Accounts payable                                    1,485     (307,297)
         Accrued expenses and taxes                        265,487      355,868
                                                         ----------------------

              TOTAL ADJUSTMENTS                            511,526      133,100
                                                         ----------------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       (273,816)    (143,356)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from issuance of debt                                  --       (8,069)
Due from related party                                          --       27,167
                                                         ----------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                       --       19,098

CASH FLOW FROM FINANCING ACTIVITIES
Proceed from revolving note payable                        150,000           --
Proceeds from issuance of debt                                  --      140,000
Repayments of debt                                              --     (104,000)
Proceeds from issuance of common shares                    104,980      124,973
Proceeds from issuance of capital stock subscription        44,074           --
                                                         ----------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  299,054      160,973

NET INCREASE IN CASH                                     $  25,238    $  36,715

CASH - Beginning                                         $  93,799    $   7,738
                                                         ----------------------
Cash - Ending                                            $ 119,037    $  44,453
                                                         ======================


The accompanying notes are an integral part of these financial statements.

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Phlo Corporation and Subsidiaries' annual report on Form 10-KSB for the year ended March 31, 2002.

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

During its second fiscal quarter, the Company continued the process of preparing for the commercial launch of two additional product lines which it developed during its last fiscal year, and, subsequent to the fiscal quarter, the Company successfully completed a financing with private investors, the proceeds of which have been allocated to the production of its recently-commercialized personal performance Spray Products (see below). The Spray Products contain Phlo's patent-pending VEP/PC preparation and Phlo's biologically-active micro-particle delivery system, delivered through 1-ounce sprays. The Spray Products provide cellular membrane repair and protection from toxicants while creating focus and mental alertness without any secondary depression. The Company is scheduled to produce and begin shipping the Spray Products by the end of the calendar year. The Spray Products are being marketed to the major natural food chains, the major chain and independent convenience stores, drug stores, mass merchandisers, and supermarkets.

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

On September 30, 2002, there were 56,059,649 shares of common stock issued and outstanding, and 13,980,816 shares of common stock subscribed, and there were 1,334,466 shares of Series C Convertible Preferred Stock issued and outstanding and 15,298 shares of Series C Convertible Preferred Stock subscribed. In addition, options and warrants to purchase 1,613,333 (see Note 7 below) and 37,027,443 shares of common stock were also outstanding, respectively.

Note 3. Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company had an operating loss of $444,367 for the quarter ended September 30, 2002. As of September 30, 2002, the Company's current liabilities still exceeded its current assets by $2,218,262, and its total liabilities exceeded its total assets by $2,131,247. In addition, the Company is delinquent in connection with various obligations including trade payables, accrued payroll taxes, and notes payable. These factors and uncertain conditions that the Company has faced in its day-to-day operations create an uncertainty as to the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue through the expansion of its various product lines to generate future profits.

Management has taken actions and is implementing additional plans to strengthen the Company's working capital position and generate sufficient cash to meet it's operating needs through March 31, 2003 and beyond. In its third fiscal quarter, the Company successfully completed a financing with private investors, the proceeds of which have been allocated to the production of Phlo's personal performance Spray Products. The Company is scheduled to produce and begin shipping the Spray Products by the end of the calendar year, which will create receivables and will allow the Company to generate significant cash flow and facilitate additional financing. Also included in the actions the Company is taking is the planned commencement of distribution activities with Coca-Cola Enterprises Inc., initially with respect to the ZO - Vital Cell Defense brand of beverages, upon completion of the manufacture of the production molds for the Company's proprietary17-ounce plastic bottle. Additionally, the Company believes it is more likely than in prior years to raise substantial equity funds as a result of its expanded distribution base, the prospects for national and global distribution of its products and joint venture activities with major international entities, the existence now of three product lines containing commercialized biotechnology, the prospects for numerous additional products based on the Company's biotechnology foundation, and significantly increased scientific and commercialization capabilities.

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

Note 5. Revolving Credit Facility - Note Payable

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

Note 6. Notes Payable

Notes payable as of September 30, 2002 consists of the following:

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

Note 7. Stockholders Equity

During the quarter ended September 30, 2002, stockholders converted an aggregate of 35,425.43 shares of Series C Convertible Preferred Stock into an aggregate of 3,542,543 shares of Common Stock. Each of the converting shareholders executed an agreement restricting the sale of their shares into the public market.

In July, in connection with a revolving credit facility closed in June, the Company issued 5,000,000 shares of Common Stock which serve as collateral to secure the repayment of the note. (See note 6)

In September, 2002, in consideration of $104,980, the Company issued 1,810,000 shares of Common Stock.

In September, 2002, in consideration of $19,573.93, the Company sold 115,141 shares of stock, which have yet to be issued.

In September, 2002, the Company issued 2,000,000 shares of Common Stock which were previously subscribed.

In September, 2002, the Company issued 150,000 shares of Common Stock for services rendered pursuant to an existing agreement.

In July 2002, the Company issued a warrant to purchase 50,000 shares of the Common Stock at an exercise price of $0.25 per share for services rendered pursuant to an existing agreement.

In July 2002, the Company issued a warrant to purchase 130,000 shares of the Common Stock at an exercise price of $0.13 per share for services rendered.

In September, 2002, the Company issued a warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $0.09 per share in connection with financing activities.

The Company has determined that the prior management did not validly issue any of the outstanding options (to purchase an aggregate of 1,613,333 shares of Common Stock) under the applicable provisions (including Section 157) of the General Corporation Law of the State of Delaware and that, pursuant to Delaware law, these options are void. Therefore, the Company shall not issue any shares of Common Stock under such void options.

Note 8. Commitments and Contingencies

                                 Loan Guarantee

Phlo Corporation is a guarantor of a loan obtained by an unrelated party in connection with a purchase agreement. In addition, payments of the loan are secured by the Company's assets. The amount outstanding on the loan at September 30, 2002 was approximately $65,000. Payment of the loan is secured by shares of common stock owned by the unrelated party. The holder of the loan has initiated legal action against the primary obligor and Phlo Corporation as guarantor, claiming outstanding principal, interest and late fees in the aggregate amount of approximately $105,000. The Company believes that it no longer has any liability under the guaranty as a result of the actions or inactions of the lender, including the lender's failure to mitigate its damages by selling collateral pledged by the primary obligor at a time when the value of such collateral exceeded all amounts due.

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

The Company is involved in litigation with a former officer and director of the Company who did not remain with the Company after the Stock Exchange Transaction. The former officer and director claimed, among other things, breach of contract based on his allegation that he had exercised options to purchase the Company's common stock but that the Company had not issued the common stock. The U.S. District Court found that he had not properly exercised his options. The former officer and director again attempted to exercise, then filed an order to show cause why the Company should not be held in contempt for failing to issue shares of stock, and the District Court against found that he had not properly exercised his options. The former officer and director has attempted to exercise his options yet a third time and again filed an order to show cause why the Company should not be held in contempt for failing to issue shares of stock. The Company has submitted its opposition to such motion. The Company also believes, based on new information that has come to its attention, that the options issued to the former officer and director (which were issued by former management of the Company) are void. The Company also believes that it has substantial claims against the former officer and director, which it will pursue at the appropriate time if it determines the prosecution of such claims to be in the best interest of the Company and its shareholders.

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

                                  Payroll Taxes

The Company has not paid payroll taxes since the third quarter of 1999 and currently owes approximately $262,078. The Company is in the process of filing all returns and has accrued estimated penalties and interest of approximately $52,404.

                                      Lease

The Company executed a lease in September 2001 with a term of five years, providing for the payment of a fixed monthly rent. During its first fiscal quarter, the Company decided to relocate its offices to reduce overhead and therefore terminated the lease. The landlord holds a security deposit in the amount of $47,695. The Company is in the process of negotiating a new long-term office lease. It is currently leasing office space from an employee on an informal, rent-free basis pending execution of a long-term lease.

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

Note 11.  Subsequent Events

In October and November, 2002, in consideration of $65,000, the Company issued 1,120,688 shares of Common Stock.

In November, the Company issued 69,781 shares of Common Stock for services rendered pursuant to an existing agreement.

In November, 2002, a stockholder converted 1,162.29 shares of Series C Convertible Preferred Stock into 116,229 shares of Common Stock.

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

OVERVIEW

The following discussion of the Company's financial condition as of September 30, 2002 and results of operations for the quarters ended September 30, 2002 and 2001 includes Phlo Corporation and its affiliates (collectively, the Company) and should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this 10-QSB.

RECENT DEVELOPMENTS

During its second fiscal quarter, the Company continued the process of preparing for the commercial launch of two additional product lines which it developed during its last fiscal year, and, subsequent to the second fiscal quarter, the Company successfully completed a financing with private investors, the proceeds of which have been allocated to the production of its recently-commercialized personal performance Spray Products (see below). The Spray Products contain Phlo's patent-pending VEP/PC preparation and Phlo's biologically-active micro-particle delivery system, delivered through 1-ounce sprays. The Spray Products provide cellular membrane repair and protection from toxicants while creating focus and mental alertness without any secondary depression. The Company is scheduled to produce and begin shipping the Spray Products by the end of the calendar year. The Spray Products are being marketed to the major natural food chains, the major chain and independent convenience stores, drug stores, mass merchandisers, and supermarkets.

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

RESULTS OF OPERATIONS

The Company's sales were $21,773 for the three month period ended September 30, 2002, as compared to sales of $90,270 for the three month period ended September 30, 2001. The selling, general and administrative expenses for the three month period ended September 30, 2002 were $404,130, as compared to $317,204 for the comparable three month period during 2001. The Company's operating loss was $444,367 for the three month period ended September 30, 2002 as compared with an operating loss of $295,214 for the three month period ended September 30, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit increased from $1,714,713 during the quarter ended September 30, 2001, to $2,318,262 during the quarter ended September 30, 2002. In addition, the Company's Stockholders' Deficiency increased from $1,459,282 during the quarter ended September 30, 2001, to $2,131,247 during the same three month period in 2002.

During the fiscal year ending March 31, 2003, the Company is taking steps to reduce or eliminate the Stockholders' Deficiency and to create a positive working capital position. In its third fiscal quarter, the Company successfully completed a financing with private investors, the proceeds of which have been allocated to the production of Phlo's personal performance Spray Products. The Company is scheduled to produce and begin shipping the Spray Products by the end of the calendar year, which will create receivables and will allow the Company to generate significant cash flow and facilitate additional financing. Also included in the actions the Company is taking is the planned commencement of distribution activities with Coca-Cola Enterprises Inc., initially with respect to the ZO - Vital Cell Defense brand of beverages, upon completion of the manufacture of the production molds for the Company's proprietary17-ounce plastic bottle. Additionally, the Company believes it is more likely than in prior years to raise substantial equity funds as a result of its expanded distribution base, the prospects for national and global distribution of its products and joint venture activities with major international entities, the existence now of three product lines containing commercialized biotechnology, the prospects for numerous additional products based on the Company's biotechnology foundation, and significantly increased scientific and commercialization capabilities. Finally, the Company has taken steps to convert certain existing debts into equity and will continue to pursue these steps.

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

                                Phlo Corporation


November 19, 2002                        By: /s/ James B. Hovis
                                           -------------------------------------
                                           James B. Hovis
                                           President and Chief Executive Officer


                                  End of Filing