Form 10QSB/A
period 2002-09-30
PHLO CORP
filed 2002-11-20
CIK 1012130

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

                        PHLO CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                    Page to Page
                                                                    ------------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of September 30, 2002       3
         (Unaudited)

         Condensed Consolidated Statements of Operations for the
         three and six months ended September 30, 2002 and 2001
         (Unaudited)                                                         4

         Condensed Consolidated Statements of Cash Flows for the six
         months ended September 30, 2002 and 2001 (Unaudited)                5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                      6-10

Item 2.  Managements' Discussion and Analysis of Financial
         Condition and Results of Operations                             10-12

Item 3.  Controls and Procedures                                            12

Signature

Certifications

                        PHLO CORPORATION AND SUBSIDARIES

                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                               September 30, 2002

                                     ASSETS

CURRENT ASSETS
   Cash                                                                   $    119,037
   Accounts receivable                                                          17,572
   Prepaid expenses and taxes                                                    1,669
   Inventory                                                                     4,564
                                                                          ------------

              Total Current Assets                                             142,842

PROPERTY PLANT & EQUIPMENT, Net                                                  3,906

OTHER ASSETS
   Licensing fee - Net of accumulated amortization of $42,000                   18,000
   Security and other deposits                                                   8,069
   Due from related party                                                      107,284
   Deposit on bond                                                              49,756
                                                                          ------------

              Total Other Assets                                               183,109

                                                                          ------------

TOTAL ASSETS                                                              $    329,857
                                                                          ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable                                                          $    566,003
Accrued expenses and taxes                                                     983,601
Revolving line of credit                                                       150,000
Current portion of notes payable                                               761,500
                                                                          ------------

           Total Current Liabilities                                         2,461,104

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

Preferred stock 15,000,000 shares authorized:

Series A convertible stock, $0.0001 par value, 500,000 shares                       50
authorized, issued and outstanding (Liquidation preferences $100,000)
Series B non-convertible stock, none issued and outstanding                         --
Series C preferred convertible stock, $0.0001 par value 3,000,000
authorized, 1,334,466 shares outstanding (Liquidation preference $13,345)          133
Series C preferred convertible stock, 15,298 shares subscribed                       1
Common stock, $0.0001 par value, 250,000,000 shares authorized
56,059,649 shares issued and outstanding                                         5,605
Common stock, $0.0001 par value, 13,980,816 shares subscribed                    1,398
Additional paid-in capital                                                   8,293,717
 Unearned Compensation                                                         (46,266)
Accumulated deficit                                                        (10,385,885)
                                                                          ------------
           Total Stockholders' Deficiency                                   (2,131,247)
                                                                          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $    329,857
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

Note 3. Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company had an operating loss of $444,367 for the quarter ended September 30, 2002. As of September 30, 2002, the Company's current liabilities still exceeded its current assets by $2,318,262, and its total liabilities exceeded its total assets by $2,131,247. In addition, the Company is delinquent in connection with various obligations including trade payables, accrued payroll taxes, and notes payable. These factors and uncertain conditions that the Company has faced in its day-to-day operations create an uncertainty as to the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue through the expansion of its various product lines to generate future profits.

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

Note 5. Revolving Credit Facility - Note Payable

In June, 2002, the Company closed a revolving credit facility with a one-year term which provides for advances of up to a maximum principal amount of $250,000, at the option of the lender, at an interest rate of 10% per annum, with each advance payable within 30 days. An initial advance was made in the amount of $150,000. Repayment of advances under the facility are secured by the Company's assets and are guaranteed by two officers of the Company. The Company did not repay the advance by the maturity date. As a result thereof, the lender has exercised its rights provided by the loan documents to sell shares of stock that were pledged as collateral for the repayment of advances pursuant to the credit facility.

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

Item 3.

CONTROLS AND PROCEDURES

The Company's chief executive officer has supervised and participated in an evaluation of the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of the date of this report, and based on such evaluation, he believes that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. As a result of the evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of such evaluation.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                Phlo Corporation


November 20, 2002                        By: /s/ James B. Hovis
                                           -------------------------------------
                                           James B. Hovis
                                           President and Chief Executive Officer


                                  End of Filing

                                 CERTIFICATIONS

I, James B. Hovis, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Phlo Corporation and Subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002


                                /s/ James B. Hovis
                                -------------------------------------------
                                James B. Hovis
                                Chief Executive Officer
                                Principal Financial Officer

                                 CERTIFICATIONS

                            Certificate Pursuant to

18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Phlo Corporation and Subsidiaries (the "Company") the Company on Form 10-QSB for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James B. Hovis, Chief Executive Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 20, 2002


                                /s/ James B. Hovis
                                -------------------------------------------
                                James B. Hovis
                                Chief Executive Officer
                                Principal Financial Officer