Form 10QSB
period 2002-12-31
PHLO CORP
filed 2003-02-19
CIK 1012130

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

     For the quarter ended December 31, 2002 Commission File Number 0-21079

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock, as of February 19, 2002 is 75,609,909.

                        PHLO CORPORATION AND SUBSIDIARIES



                                      INDEX


                                                                    Page to Page
                                                                    ------------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of December 31, 2002       3
         (Unaudited)

         Condensed Consolidated Statements of Operations for the
         three and nine months ended December 31, 2002 and 2001
         (Unaudited)                                                        4

         Condensed Consolidated Statements of Cash Flows for the nine
         months ended December 31, 2002 and 2001 (Unaudited)                5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                        6

Item 2.  Managements' Discussion and Analysis of Financial
         Condition and Results of Operations                                12

Item 3.  Controls and Procedures                                            14

Signature

Certifications



                        PHLO CORPORATION AND SUBSIDARIES

                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                December 31, 2002

                                     ASSETS



CURRENT ASSETS
   Cash                                                                   $     63,290
   Accounts receivable                                                          17,572
   Prepaid expenses and taxes                                                    1,669
   Inventory                                                                    61,233
                                                                          ------------

              Total Current Assets                                             143,764

PROPERTY PLANT & EQUIPMENT, Net                                                  2,100

OTHER ASSETS
   Licensing fee - Net of accumulated amortization of $45,000                   15,000
   Security and other deposits                                                   8,069
   Due from related party                                                      107,284
                                                                          ------------

              Total Other Assets                                               130,353

                                                                          ------------

TOTAL ASSETS                                                              $    276,217
                                                                          ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable                                                          $    635,837
Accrued expenses and taxes                                                     913,399
Revolving line of credit                                                       150,000
Current portion of notes payable                                               591,500
                                                                          ------------

           Total Current Liabilities                                         2,290,736

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

Preferred stock 15,000,000 shares authorized:
Series A convertible stock, $0.0001 par value, 500,000 shares                       50
authorized, issued and outstanding (Liquidation preferences $100,000)
Series B non-convertible stock, none issued and outstanding                         --
Series C preferred convertible stock, $0.0001 par value 3,000,000
authorized, 1,333,304 shares outstanding (Liquidation preference $13,333)          133
Series C preferred convertible stock, 15,298 shares subscribed                       1
Common stock, $0.0001 par value, 250,000,000 shares authorized
68,576,576 shares issued and outstanding                                         6,857
Common stock, $0.0001 par value, 13,980,816 shares subscribed                    1,398
Additional paid-in capital                                                   8,739,696
 Unearned Compensation                                                        (121,480)
Accumulated deficit                                                        (10,641,174)
                                                                          ------------
           Total Stockholders' Deficiency                                   (2,014,519)
                                                                          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $    276,217
                                                                          ============

The accompanying notes are an integral part of these financial statements.


                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
         For the Three and Nine Months Ended December 31, 2002 and 2001



                                                             Three Months                       Nine Months
                                                     ----------------------------------------------------------------
                                                        2002              2001              2002              2001
                                                        ----              ----              ----              ----

SALES                                                         0            30,807            39,191         1,301,522

COST OF SALES                                            38,849            20,301           134,008           729,595
                                                     ----------        ----------        ----------        ----------

   GROSS (LOSS) PROFIT                                  (38,849)           10,506           (94,817)          571,927

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            288,245           367,651           948,573         1,305,670
                                                     ----------        ----------        ----------        ----------

   OPERATING (LOSS)                                    (327,094)         (357,145)       (1,043,390)         (733,743)

OTHER INCOME (EXPENSES):
  Interest expenses                                     (32,359)          (20,617)         (101,405)         (156,738)
  Other Income                                          318,369                 0           318,369           236,263
  Financing Cost                                       (214,205)                           (214,205)
                                                     ----------        ----------        ----------        ----------

   TOTAL OTHER (EXPENSES) INCOME                         71,805           (20,617)            2,759            79,525

   LOSS BEFORE INCOME TAXES                            (255,289)         (377,762)       (1,040,631)         (654,218)

INCOME TAXES                                                  0             1,522                 0             1,522
                                                     ----------        ----------        ----------        ----------

NET (LOSS)                                             (255,289)         (379,284)       (1,040,631)         (655,740)
                                                     ==========        ==========        ==========        ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           72,776,800        40,494,260        66,639,831        37,976,516

                                                     ==========        ==========        ==========        ==========

NET (LOSS)  PER SHARE (BASIC AND DILUTED)                 (0.00)           ($0.01)            (0.02)            (0.02)
                                                     ==========        ==========        ==========        ==========



The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
       For the Nine Months Ended December 31, 2002, and December 31, 2001



                                                            2002         2001
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                              (1,040,631)    (655,740)

Adjustments to reconcile net loss to net
  cash used in operating activities:
Stock-based compensation                                   173,920      130,133
Depreciation and amortization                               14,418       27,803
Financing Cost                                             214,205
Gain on satisfaction of judgment                          (318,369)

Changes in operating assets and liabilities:
         Accounts receivable                                 9,093      (47,090)
         Inventory                                          32,020      (49,351)
         Other current assets                               (1,669)     133,604
         Security deposits                                  47,695      (17,632)
         Accounts payable                                   66,319     (228,109)
         Accrued expenses and taxes                        328,436      444,915
         Employee advances                                               (1,000)
                                                         ----------------------

              TOTAL ADJUSTMENTS                            566,068      393,273
                                                         ----------------------

NET CASH (USED IN) OPERATING ACTIVITIES                   (474,563)    (262,467)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from issuance of debt                                  --       (8,069)
Due from related party                                          --       27,167
Advances-Stockholder/Officer                                           (140,000)
                                                         ----------------------

NET CASH (USED IN) INVESTING ACTIVITIES                         --     (120,902)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from revolving note payable                       150,000           --
Proceeds from long-term debt                                80,000      140,000
Repayment of debt                                               --     (104,000)
Proceeds from issuance of equity securities                214,054      339,973
                                                         ----------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  444,054      375,973

NET (DECREASE) IN CASH                                   $ (30,509)   $  (7,396)

CASH - Beginning                                         $  93,799    $   7,738
                                                         ----------------------
Cash - Ending                                            $  63,290    $     342
                                                         ======================

The accompanying notes are an integral part of these financial statements.

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Phlo Corporation and Subsidiaries' annual report on Form 10-KSB for the year ended March 31, 2002.

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

During its third fiscal quarter, the Company continued the process of preparing for the commercial launch of two additional product lines which it developed during its last fiscal year and successfully completed a financing with private investors, the proceeds of which have been allocated to the production of its recently-commercialized personal performance Spray Products (see below). The Spray Products contain Phlo's patent-pending VEP/PC preparation and Phlo's biologically-active micro-particle delivery system, delivered through 1-ounce sprays. The Spray Products provide cellular membrane repair and protection from toxicants while creating focus and mental alertness without any secondary depression. The Company completed an initial "test-run" production of its Spray Products in December, and the finished products were sent to distributors. The test-run revealed that changes related to the Spray Product labels were required, which revisions were completed subsequent to the quarter. The Company plans to produce an additional 19,000 cases of Spray Products and to begin shipment of such Spray Products by the end of March 2003. The Spray Products are being marketed to the major natural food chains, the major chain and independent convenience stores, drug stores, mass merchandisers, and supermarkets.

Additionally, the Company has completed the development of two types of proprietary oral rehydration solutions (ORS(s)) for sale initially to institutional purchasers (including the U.S. military) and continues to improve its biologically active delivery system as well as working on other types of delivery systems for nutraceutical, biological, and pharmaceutical agents. One type of the Company's ORS is directed to rehydration while the other type is therapeutic in nature and treats diarrhea caused by diseases such as dysentery and cholera. These diseases bring suffering and death to millions of people in many parts of the world today. Both types of the Company's ORSs contain the Company's proprietary, biologically active micro-particle delivery system, are superior to the World Health Organization standard, and meet the criteria (related to electrolyte payload, carbohydrates and osmolality) which the Company believes places its ORSs among the most effective in the world. The Company is currently conducting discussions with major companies related to the distribution of the Company's products or joint ventures pertaining to the Company's technology and products related thereto.

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

On December 31, 2002, there were 68,576,576 shares of common stock issued and outstanding, and 13,980,816 shares of common stock subscribed, and there were 1,333,303 shares of Series C Convertible Preferred Stock issued and outstanding and 15,298 shares of Series C Convertible Preferred Stock subscribed. In addition, warrants to purchase 39,627,443 shares of common stock and no options (see Note 7) were also outstanding, respectively.

Note 3. Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company had an operating loss of $327,094 for the quarter ended December 31, 2002. As of December 31, 2002, the Company's current liabilities still exceeded its current assets by $2,146,972, and its total liabilities exceeded its total assets by $2,014,519. In addition, the Company is delinquent in connection with various obligations including trade payables, accrued payroll taxes, and notes payable. These factors and uncertain conditions that the Company has faced in its day-to-day operations create an uncertainty as to the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue through the expansion of its various product lines to generate future profits.

Management has taken actions and is implementing additional plans to strengthen the Company's working capital position and generate sufficient cash to meet it's operating needs through March 31, 2003 and beyond. In its third fiscal quarter, the Company successfully completed a financing with private investors, the proceeds of which have been allocated to the production of Phlo's personal performance Spray Products. The Company completed an initial "test-run" production of its Spray Products in December, and the finished products were sent to distributors. The Company plans to produce an additional 19,000 cases of Spray Products and to begin shipment of such Spray Products by the end of March 2003, which should lead to the creation of receivables and should allow the Company to generate significant cash flow and facilitate additional financing. Also included in the actions the Company is taking is the planned commencement of distribution activities with Coca-Cola Enterprises Inc. upon completion of the manufacture of the production molds for the Company's proprietary17-ounce plastic bottle. The Company is currently conducting additional stress tests related to the 17-ounce plastic bottle design. Additionally, the Company believes it is more likely than in prior years to raise substantial equity funds as a result of its expanded distribution base, the prospects for national and global distribution of its products and joint venture activities with major international entities, the existence now of three product lines containing commercialized biotechnology, the prospects for numerous additional products based on the Company's biotechnology foundation, and significantly increased scientific and commercialization capabilities.

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

Note 6. Notes Payable

Notes payable as of December 31, 2002 consists of the following:

Note payable with interest rate of 15% per annum. The note is payable in May, 2003. $80,000.

Note payable with interest at a rate of 10%. The note matured on December 31, 2000, when principal and unpaid interest were due. In consideration of this loan and two prior bridge loans, the Company agreed to issue shares of the Company's common and convertible preferred stock to the holder representing approximately 200,000 shares of common stock on a fully converted basis. The holder has agreed to extend the maturity date of the note to December 31, 2003. $104,000

Note payable in the original principal amount of $25,000 with interest at a rate of 10% per annum. The Note matured on July 2, 1999, when principal and unpaid interest was due. The note is currently in default, although partial payment has been made subsequent to the maturity date. No action has been taken against the Company to enforce the note. In connection with the note, the Company issued a warrant to purchase 5,000 shares of common stock at an exercise price of $0.04 per share. $17,500

Note payable with interest accruing at a rate of 10%. Principal and interest were due in February 2001. In conjunction with this financing, the Company issued a warrant to purchase 200,000 shares of common stock at a exercise price of $0.50 per share. The holder agreed to extend the maturity date of the note to December 31, 2003. $100,000

Note payable with interest at a rate of 10% per annum. Principal and interest were due in November 2000. In conjunction with this financing, the Company issued a warrant to purchase 300,000 shares of common stock at a exercise price of $0.50 per share. The Company, at its option, may pay the Note in common stock or equivalent. The Company has notified the holder that it has elected to pay the principal and interest due under the note by the issuance of 136,612 shares of common stock. $150,000

Note payable with interest accruing at a rate of 10% per annum. Principal and interest were due in June 2001. In conjunction with this financing, a warrant to purchase 50,000 shares of common stock at an exercise price of $0.50 per share is issuable to this holder. The note holder has agreed to extend the maturity date of the note and in connection therewith, the Company has agreed to issue a warrant to purchase 25,000 shares of common stock at an exercise price of $0.50 per share. $50,000

Note payable in the original principal amount of $100,000, with an interest rate of 10% per annum. Principal and interest were due in July 2001. $50,000 of the loan was repaid in May, 2001. In conjunction with this financing, a warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share is issuable to the holder. An additional warrant to purchase 12,500 shares of the Common Stock at the same exercise price is issuable as a result of the Company's exercising its option to extend to October 2001 the maturity date of the note with respect to $50,000 of principal and all of the interest payable pursuant to the note. The holder has agreed to extend the maturity date of the note to December 31, 2003. $50,000

In April, 2001, the Company was loaned $40,000. A promissory note has not yet been issued, as that amount was only a partial funding of the transaction. The note will provide an interest rate of 10% and a term of 120 days. A warrant will be issuable in conjunction with this financing, however, the amount of shares of common stock purchasable pursuant to the warrant will be determined once the full amount of the financing is established. $40,000

                Total Current Notes Payable Outstanding $591,500

Note 7. Stockholders Equity

During the quarter ended December 31, 2002, a stockholder converted 1,162.29 shares of Series C Convertible Preferred Stock into 116,229 shares of Common Stock. The converting shareholder executed an agreement restricting the sale of its Common Stock into the public market.

In October and November, 2002, in consideration of $65,000, the Company issued 1,120,688 shares of Common Stock.

In November, 2002, the Company issued 69,781 shares of Common Stock for services rendered pursuant to an existing agreement.

In November, 2002, the Company issued 500,000 shares of Common Stock for investment banking services related to financings.

During the quarter, the Company issued 10,710,229 shares of Common Stock to officers of the Company in connection with a production financing and in consideration of guarantees and supplying of shares of stock as collateral in connection with financings.

In December, 2002, the Company issued a warrant to purchase 2,600,000 shares of the Common Stock at an exercise price of $0.058 per share in connection with financing activities.

The Company has determined that the prior management did not validly issue (under the applicable provisions (including Section 157) of the General Corporation Law of the State of Delaware) any of the options to purchase an aggregate of 1,613,333 shares of Common Stock which it had purportedly issued, and that, pursuant to Delaware law, these options are void. Therefore, the Company has removed such options from its books and shall not issue any shares of Common Stock under such void options.

Note 8. Commitments and Contingencies

                                 Loan Guarantee

Phlo Corporation is a guarantor of a loan obtained by an unrelated party in connection with a purchase agreement. In addition, payments of the loan are secured by the Company's assets. The amount outstanding on the loan at December 31, 2002 was approximately $65,000. Payment of the loan is secured by shares of common stock owned by the unrelated party. The holder of the loan has initiated legal action against the primary obligor and Phlo Corporation as guarantor, claiming outstanding principal, interest and late fees in the aggregate amount of approximately $105,000. The Company believes that it no longer has any liability under the guaranty as a result of the actions or inactions of the lender, including the lender's failure to mitigate its damages by selling collateral pledged by the primary obligor at a time when the value of such collateral exceeded all amounts due.

                                   Litigation

The Company is involved in litigation with a note holder with respect to which an appeal is pending in federal court. The note holder obtained a summary judgment against the Company in the amount of the principal and interest due under the note. The Company appealed the decision and posted an appeal bond with respect thereto, but did not prevail on appeal. This judgment has been satisfied in full through payment pursuant to the appeal bond. Additionally, the Company filed an action in federal court against the note holder. The U.S. District Court granted the defendants' motion for summary judgment related to the pleading of the causes of action and has required the Company to issue 391,229 shares of common stock to the holder related to previously-issued cashless warrants. The Company believes that the federal court had no jurisdiction to order the issuance of shares and that the order compelling the issuance of shares was unlawful and contrary to applicable federal and state law. Therefore, the Company has appealed the decision to the U.S. Court of Appeals. The Company is unable to predict the outcome of the pending litigation and, accordingly, no adjustments have been made related thereto in the consolidated financial statements.

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

In August, 2001, the Company filed a lawsuit against a related party and his affiliates asserting, among other things, breach of contract, breach of fiduciary duty, and negligence, and seeking an accounting of financing activity, the recovery of amounts due to the Company, and damages in the amount of $20 million. The case was dismissed on motion of the plaintiffs related to jurisdiction and forum non conveniens. The Company is free to bring the action in Pennsylvania against all defendants.

The Company is involved in litigation with a former officer and director of the Company who did not remain with the Company after the Stock Exchange Transaction. The former officer and director claimed, among other things, breach of contract based on his allegation that he had exercised options to purchase the Company's common stock but that the Company had not issued the common stock. The U.S. District Court found that he had not properly exercised his options. The former officer and director again attempted to exercise, then filed an order to show cause why the Company should not be held in contempt for failing to issue shares of stock, and the District Court against found that he had not properly exercised his options. The former officer and director has attempted to exercise his options yet a third time and again filed an order to show cause why the Company should not be held in contempt for failing to issue shares of stock. After a full briefing of the legal issues, the former officer and director has withdrawn his motion (order to show cause). The Company also believes, based on new information that has come to its attention, that the options issued to the former officer and director (which were issued by former management of the Company) are void. The Company also believes that it has substantial claims against the former officer and director, which it will pursue at the appropriate time if it determines the prosecution of such claims to be in the best interest of the Company and its shareholders.

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

                                  Payroll Taxes

The Company has not paid payroll taxes since the third quarter of 1999 and currently owes approximately $282,105. The Company is in the process of filing all returns and has accrued estimated penalties and interest of approximately $66,726.

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

Note 10. Recent Accounting Pronouncements

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB opinion No. 28, Interim Financing Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB opinion No. 25. The Company will continue to account for stock-based compensation according to APB opinion No. 25, while its adoption of SFAS 148 requires the Company to comply with aforementioned disclosure requirements. The Company does not expect the adoption of SFAS 148 will have a significant impact on the consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the faire value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Adoption of the disclosure requirements were effective for interim and annual period ending after December 15, 2002, and did not have a significant impact on the Company's Consolidated Financial Statements. The Company does not expect the adoption of the initial recognition requirements of FIN 45 to have a significant effect on its consolidated financial position or results of operations.

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

Note 11. Subsequent Events

In February, an additional advance was made under the Company's revolving credit facility (see Note 5) in the amount of $70,000. In conjunction therewith, the Company issued 6,700,000 shares of Common Stock which serve as collateral to secure repayment of advances made to the Company under the facility and the meeting of all obligations of the Company under the facility loan documents.

In February, in consideration of $5,000, the Company issued 333,333 shares of Common Stock.

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

OVERVIEW

The following discussion of the Company's financial condition as of December 31, 2002 and results of operations for the quarters ended December 31, 2002 and 2001 includes Phlo Corporation and its affiliates (collectively, the Company) and should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this 10-QSB.

RECENT DEVELOPMENTS

During its third fiscal quarter, the Company continued the process of preparing for the commercial launch of two additional product lines which it developed during its last fiscal year and successfully completed a financing with private investors, the proceeds of which have been allocated to the production of its recently-commercialized personal performance Spray Products (see below). The Spray Products contain Phlo's patent-pending VEP/PC preparation and Phlo's biologically-active micro-particle delivery system, delivered through 1-ounce sprays. The Spray Products provide cellular membrane repair and protection from toxicants while creating focus and mental alertness without any secondary depression. The Company completed an initial "test-run" production of its Spray Products in December, and the finished products were sent to distributors. The test-run revealed that changes related to the Spray Product labels were required, which revisions were completed subsequent to the quarter. The Company plans to produce an additional 19,000 cases of Spray Products and to begin shipment of such Spray Products by the end of March 2003. The Spray Products are being marketed to the major natural food chains, the major chain and independent convenience stores, drug stores, mass merchandisers, and supermarkets.

Additionally, the Company has completed the development of two types of proprietary oral rehydration solutions (ORS(s)) for sale initially to institutional purchasers (including the U.S. military) and continues to improve its biologically active delivery system as well as working on other types of delivery systems for nutraceutical, biological, and pharmaceutical agents. One type of the Company's ORS is directed to rehydration while the other type is therapeutic in nature and treats diarrhea caused by diseases such as dysentery and cholera. These diseases bring suffering and death to millions of people in many parts of the world today. Both types of the Company's ORSs contain the Company's proprietary, biologically active micro-particle delivery system, are superior to the World Health Organization standard, and meet the criteria (related to electrolyte payload, carbohydrates and osmolality) which the Company believes places its ORSs among the most effective in the world. The Company is currently conducting discussions with major companies related to the distribution of the Company's products or joint ventures pertaining to the Company's technology and products related thereto.

RESULTS OF OPERATIONS

The Company had no sales for the three month period ended December 31, 2002, as compared to sales of $30,807 for the three month period ended December 31, 2001. The selling, general and administrative expenses for the three month period ended December 31, 2002 were $288,245, as compared to $367,651 for the comparable three month period during 2001. The Company's operating loss was $327,094 for the three month period ended December 31, 2002 as compared with an operating loss of $357,145 for the three month period ended December 31, 2001.

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

The Company is currently conducting additional stress tests related to the 17-ounce plastic bottle design for its beverage products. Upon completion of the manufacture of the 17-ounce plastic bottle molds, the Company plans to commence its distribution activities with Coca-Cola Enterprises Inc.

The Company's proprietary biotechnology base (including its commercialization and manufacturing capabilities related thereto), the products generated therefrom, and the access to major markets as a result thereof represent the core of the Company's business plan, which emphasizes the building of major, long-term fundamental value. Although the process of executing this business plan requires significant time, the Company should be able to produce significantly greater positive operating results and greater shareholder value than would otherwise be possible.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit increased from $1,701,505 during the quarter ended December 31, 2001, to $2,146,972 during the quarter ended
December 31, 2002. In addition, the Company's Stockholders' Deficiency increased from $1,450,116 during the quarter ended December 31, 2001, to $2,014,519 during the same three month period in 2002.

During the fiscal year ending March 31, 2003, the Company is taking steps to reduce or eliminate the Stockholders' Deficiency and to create a positive working capital position. In its third fiscal quarter, the Company successfully completed a financing with private investors, the proceeds of which have been allocated to the production of Phlo's personal performance Spray Products. The Company completed an initial "test-run" production of its Spray Products in

December, and the finished products were sent to distributors. The Company plans to produce an additional 19,000 cases of Spray Products and to begin shipment of such Spray Products by the end of March 2003, which should lead to the creation of receivables and should allow the Company to generate significant cash flow and facilitate additional financing. Also included in the actions the Company is taking is the planned commencement of distribution activities with Coca-Cola Enterprises Inc. upon completion of the manufacture of the production molds for the Company's proprietary17-ounce plastic bottle. Additionally, the Company believes it is more likely than in prior years to raise substantial equity funds as a result of its expanded distribution base, the prospects for national and global distribution of its products and joint venture activities with major international entities, the existence now of three product lines containing commercialized biotechnology, the prospects for numerous additional products based on the Company's biotechnology foundation, and significantly increased scientific and commercialization capabilities. Finally, the Company has taken steps to convert certain existing debts into equity and will continue to pursue these steps.

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

                                Phlo Corporation





February 19, 2003                        By: /s/ James B. Hovis
                                           -------------------------------------
                                           James B. Hovis
                                           President and Chief Executive Officer

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

Date: February 19, 2003


                                /s/ James B. Hovis
                                -------------------------------------------
                                James B. Hovis
                                Chief Executive Officer
                                Principal Financial Officer

                                 CERTIFICATIONS

                            Certificate Pursuant to

18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Phlo Corporation and Subsidiaries (the "Company") the Company on Form 10-QSB for the quarter ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James B. Hovis, Chief Executive Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 19, 2003


                                /s/ James B. Hovis
                                -------------------------------------------
                                James B. Hovis
                                Chief Executive Officer
                                Principal Financial Officer