Form 10KSB
period 2003-03-31
PHLO CORP
filed 2005-01-04
CIK 1012130

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       |X| Annual Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                                     For the

                        fiscal year ended March 31, 2003.

    |_| Transition Report pursuant to Section 13 or 15(d) of The Exchange Act of 1934

                           Commission File No. 0-21079

                                PHLO CORPORATION

        (Exact name of small business issuer as specified in its charter)



          Delaware                                   11-3314168
 (State of or other jurisdiction          (IRS Employer Identification No.)
of incorporation or organization)

        6001-21 Argyle Forest Blvd.
                PMB #117
           Jacksonville, Florida                      32244-5705
        (Address of Principal                         (Zip Code)
         Executive Offices)

       Registrant's telephone number, including area code: (973) 691-9012

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock, par value $.0001 per share

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenues for its most recent fiscal year were $45,858.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of December 30, 2004, was approximately $6,276,969.

The number of shares outstanding of the issuer's common stock as of December 31, 2004 was 208,828,909.

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

4.    Submission of Matters to a Vote of Security Holders

      PART II

5.    Market for the Registrant's Common Equity and Related Shareholder Matters

6. Management's Discussion and Analysis of Financial Condition and Results of Operations

7.    Financial Statements and Footnotes

8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      PART III

9.    Directors and Executive Officers

10.   Executive Compensation

11.   Security Ownership of Certain Beneficial Owners and Management

12.   Certain Relationships and Related Transactions

13.   Controls and Procedures

      PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

      Signatures

      Certifications

                                     PART I

Item 1. BUSINESS

General

Phlo Corporation, a Delaware corporation incorporated in December 1995, and its affiliates (hereinafter collectively referred to as the "Company") is a manufacturer of beverages and liquids containing patented and patent-pending biotechnologies. The Company sells its products to distributors, which offer the products for sale in high volume chain stores, such as supermarkets and drug and convenience stores. Additionally, the Company develops liquids with patented or patent-pending payloads for the U.S. Military, agencies of the United Nations, and humanitarian organizations. The Company is positioned as a biotechnology company which is using high volume distribution networks to commercialize its technology. Central to the Company's strategic development plan is the development, acquisition and/or exclusive licensing of proprietary technology, nutraceutical, biotechnological and/or pharmaceutical in nature, which the Company initially plans to convey to consumers through the use of liquid formulations and beverage systems. The Company is focusing its technology acquisition efforts on those technologies related to preventing or ameliorating cancer, reducing the effects of aging, and enhancing cognition and personal performance.

During the fiscal year, the Company developed and prepared for commercial launch two new product lines and successfully completed a financing with private investors, the proceeds of which were used for the production of its recently-commercialized Oesis Personal Performance Spray Products (see below). Oesis Personal Performance Spray Products contain the Company's patent-pending VEP/PPC preparation and the Company's biologically active micro-particle delivery system, delivered through 1-ounce sprays. Oesis Spray Products provide cellular membrane repair and protection from toxicants while creating focus and mental alertness without the secondary depression. The Company completed its first full-scale production of the Spray Products in March, 2003. Oesis Personal Performance Sprays were manufactured in three flavors, Lemon Mint, Cherry Vanilla Mint, and Passion Fruit. The Spray Products were marketed to the major natural food chains, the major chain and independent convenience stores, drug stores, mass merchandisers, and supermarkets. Subsequent to the fiscal year, the Company redirected its marketing focus with respect to Oesis to government/military fronts. The Company believes that the technology contained in the Oesis products would be ideal for use in a performance product, particularly one containing caffeine and carbohydrates, to be marketed to the U.S. Military.

Additionally, the Company has completed the development of its Aquis Rapid Response Rehydration System ("Aquis"). Aquis has been shown, in tests conducted by some of the world's top scientists in the rehydration field, to be superior to current solutions formulated in accordance with the World Health Organization's most advanced specifications. Aquis is being marketed initially to institutional purchasers (including the U.S. Military, agencies of the United Nations, and humanitarian organizations). (See Recent Developments.) There are two formulations of Aquis, one of which is directed to rehydration and one of which addresses diarrhea caused by diseases such as dysentery and cholera. Dehydration from these causes is a major problem for the U.S. Military, resulting in tremendous costs both in terms of dollars and loss of active personnel. These diseases also bring suffering and death to millions of people in many parts of the world today. Both types of Aquis contain the Company's proprietary, biologically active micro-particle delivery system.

The Company is continuing to develop and commercialize additional products based on the use of its delivery system to deliver nutraceutical, biological, and pharmaceutical agents.

The Company's "ZO - Vital Cell Defense" beverage line features fruit drinks, lemonades, iced black teas and iced green teas and is offered in 16 ounce bottles. ZO - Vital Cell Defense, with its patent-pending Vitamin E phosphate/polyenylphosphatidylcholine (VEP/PPC) and sustained release micro-encapsulation delivery technology, is available in Cranberry Berry, Orange

Carrot, Pink Lemonade, Tropical Punch, Kiwi Strawberry, Raspberry Vanilla and Blackberry Cherry, in addition to four flavors of iced black tea and four flavors of iced green tea. The manufacture of ZO - Vital Cell Defense beverages has been suspended for an extended period due to the acquisition of the Company's primary distributors of ZO by Coca-Cola Enterprises (CCE), extended negotiations by the Company with CCE and The Coca-Cola Company (CCC) regarding a joint effort, a major management overhaul at CCC, and the Company's focus during this period on final commercialization and initial production and marketing of Oesis and Aquis products. The Company has recently been requested by CCE to propose a joint venture involving the products and/or the technology of the Company to be sponsored by CCE to CCC. (See Recent Developments)

On July 10, 2003, the Company announced its intention to spin-off the portion of its business that involves the development and commercialization of biotechnologies capable of being incorporated into primarily liquid products (for oral consumption) and foods, the manufacturing and marketing of products resulting therefrom, and the licensing or sublicensing of other biotechnologies. The Company anticipates that the spin-off will be accomplished by the distribution to Company shareholders of capital stock of an affiliated company. In connection with its intention, the Company has engaged in efforts regarding the identification of suitable intellectual property, the evaluation thereof, and the valuation thereof. The Company still intends to pursue the spin-off process when the required preliminary steps are completed.

The Company believes that the proposed spin-off will provide greater value to shareholders by creating two public corporate entities that focus on separate scientific platforms and businesses. In addition, the spin-off will allow the management of each company to better focus on the individual businesses of the respective companies and facilitate the establishment of executive compensation that is more closely tied to the performance of each individual company's results. Finally, the Company believes that the proposed spin-off will enhance each company's access to financing.

Financing Activities

During the fiscal year ended March 31, 2003, the Company raised $244,054 in the private placement of equity and $300,000 in debt financing.

Recent Developments

Aquis has been shown, in tests conducted by some of the world's top scientists in the rehydration field, to be superior to current solutions formulated in accordance with the World Health Organization's most advanced specifications. Tests recently conducted by a team of scientists at the International Center for Diarrheal Disease Research, Bangladesh ("ICDDRB") demonstrate that the use of Aquis results in superior and faster absorption of both electrolytes and water as compared with the use of other leading oral rehydration solutions in the world, including those based on the World Health Organization's most advanced specifications. These results have been presented at two of the most highly regarded conferences in the world in the field of rehydration, the American Gastroenterological Association meeting in New Orleans, May 15, 2004 and the 10th Asian Conference on Diarrhoeal Diseases and Nutrition (10th ASCODD) in Dhaka, Bangladesh (December, 7-9 2003). Additionally, Aquis has a superior taste which is conducive to increased fluid intake by those drinking it. The ICDDRB pioneered the discovery of oral rehydration solutions and recently received the Gates Award for Global Health in recognition of this contribution. The testing of Aquis conducted by the ICDDRB was directed by one of the world's leading specialists on rehydration, David A. Sack, M.D. Dr. Sack is the Director of the ICDDRB, where his work led to the validation of a vaccine now recommended by the World Health Organization.

The Company had gained approval for distribution of its Oesis Personal Performance Spray Products throughout the Eastern United States, in a distribution system involving over 15,000 customers in the United States and Canada. These customers included supermarket and other chains, each representing numerous retail accounts. Subsequent to the fiscal year, the Company redirected its marketing focus with respect to Oesis to government/military fronts. The Company believes that the technology contained in the Oesis products would be ideal for use in a performance product, particularly one containing caffeine and carbohydrates, to be marketed to the U.S. Military.

In May, 2001, Coca-Cola Hondo, Inc. and its affiliates (Coca-Cola Hondo)(which signed an agreement with the Company in December 2000 to sell the Company's products in the entire Coca-Cola Hondo distribution territory consisting of Illinois, Wisconsin, Michigan, and parts of Indiana, Ohio, Pennsylvania and New
York) and Coca-Cola Enterprises (CCE), the master distributor on a global basis of all of The Coca-Cola Company's beverage products, announced the acquisition of Coca-Cola Hondo by CCE. On a short-term basis, the Coca-Cola Hondo acquisition by CCE caused the full execution of the Company's launch of its ZO - Vital Cell Defense beverage line to be suspended indefinitely, and the Company's revenue was significantly adversely affected as a result thereof. Initially, CCE requested that the Company change the packaging of its beverages to plastic bottles to enable CCE to sell the Company's beverages in all CCE distribution segments (including in vending machines) and desired to re-launch the beverage line in the new plastic bottles. Extended negotiations by the Company with CCE and The Coca-Cola Company (CCC) regarding a joint effort, followed by a major management overhaul at CCC, prolonged the delay. CCE has recently requested that the Company propose a joint venture between the Company and CCC to be sponsored by CCE involving the Company's beverage technologies and products. The manufacture and sale of ZO will remain suspended pending this process. The Company has no assurances that any joint venture will result from such a proposal or, if such a transaction were consummated with CCC, of the success of the venture.

On July 10, 2003, the Company announced its intention to spin-off the portion of its business that involves the development and commercialization of biotechnologies capable of being incorporated into primarily liquid products (for oral consumption) and foods, the manufacturing and marketing of products resulting therefrom, and the licensing or sublicensing of other biotechnologies. The Company anticipates that the spin-off will be accomplished by the distribution to Company shareholders of capital stock of an affiliated company. In connection with its intention, the Company has engaged in efforts regarding the identification of suitable intellectual property, the evaluation thereof, and the valuation thereof. The Company still intends to pursue the spin-off process when the required preliminary steps are completed.

The Company believes that the proposed spin-off will provide greater value to shareholders by creating two public corporate entities that focus on separate scientific platforms and businesses. In addition, the spin-off will allow the management of each company to better focus on the individual businesses of the respective companies and facilitate the establishment of executive compensation that is more closely tied to the performance of each individual company's results. Finally, the Company believes that the proposed spin-off will enhance each company's access to financing.

Product Overview

During the fiscal year ended March 31, 2003, the Company developed and prepared for commercial launch two new product lines and successfully completed a financing with private investors, the proceeds of which were used for the production of its Oesis Personal Performance Spray Products (see below). Oesis Personal Performance Spray Products contain the Company's patent-pending VEP/PPC preparation and the Company's biologically active micro-particle delivery system, delivered through 1-ounce sprays. Oesis Spray Products provide cellular membrane repair and protection from toxicants while creating focus and mental alertness without the secondary depression. The Company completed its first full-scale production of the Spray Products in March, 2003. Oesis Personal Performance Sprays were manufactured in three flavors, Lemon Mint, Cherry Vanilla Mint, and Passion Fruit. The Spray Products were marketed to the major natural food chains, the major chain and independent convenience stores, drug stores, mass merchandisers, and supermarkets. Subsequent to the fiscal year, the Company redirected its marketing focus with respect to Oesis to government/military fronts. The Company believes that the technology contained in the Oesis products would be ideal for use in a performance product, particularly one containing caffeine and carbohydrates, to be marketed to the U.S. Military.

Additionally, the Company has completed the development of its Aquis Rapid Response Rehydration System ("Aquis"). Aquis has been shown, in tests conducted by some of the world's top scientists in the rehydration field, to be superior to current solutions formulated in accordance with the World Health Organization's most advanced specifications. Aquis is being marketed initially to institutional purchasers (including the U.S. Military, foreign governments, agencies of the United Nations, and non-profit organizations, including any humanitarian organizations). (See Recent Developments.) There are two formulations of Aquis, one of which is directed to rehydration and one of which addresses diarrhea caused by diseases such as dysentery and cholera. Dehydration from these causes is a major problem for the U.S. Military, resulting in tremendous costs both in terms of dollars and loss of active personnel. These diseases also bring suffering and death to millions of people in many parts of the world today. Both types of Aquis contain the Company's proprietary, biologically active micro-particle delivery system.

The Company's "ZO - Vital Cell Defense" beverage line features fruit drinks, lemonades, iced black teas and iced green teas and is offered in 16 ounce bottles. "ZO - Vital Cell Defense" with its patent-pending Vitamin E phosphate/polyenylphosphatidylcholine (VEP/PPC) and sustained release micro-encapsulation delivery technology is available in Cranberry Berry, Orange Carrot, Pink Lemonade, Tropical Punch, Kiwi Strawberry, Raspberry Vanilla and Blackberry Cherry, in addition to four flavors of iced black tea and four flavors of iced green tea. The manufacture of ZO - Vital Cell Defense beverages has been suspended for an extended period due to the acquisition of the Company's primary distributors of ZO by Coca-Cola Enterprises (CCE), extended negotiations by the Company with CCE and The Coca-Cola Company (CCC) regarding a joint effort, a major management overhaul at CCC, and the Company's focus during this period on final commercialization and initial production and marketing of Oesis and Aquis products. The Company has recently been requested by CCE to propose a joint venture involving the products and/or the technology of the Company to be sponsored by CCE to CCC.

Marketing and Distribution

The Company sells its products to distributors, who offer the products for sale in high volume chain stores, such as supermarkets and drug and convenience stores. Additionally, the Company develops products for use by the U.S. Military which are also suitable for sale to agencies of the United Nations, humanitarian organizations, allied foreign militaries, and other institutional purchasers. The Company is positioned as a biotechnology company which is using high volume distribution networks to commercialize its technology.

Industry Overview/Competition

The Company's Oesis Personal Performance Spray Products are based on a patent-pending biotechnology which is unlike any other on the market. Oesis is unique in its ability to stimulate cellular membrane repair. Additionally, unlike other dietary supplements that are taken in pill form, Oesis' micro-particle delivery system allows its beneficial effects to quickly reach cells throughout the body, rather than being destroyed by the acidic environment of the stomach.

The Company's Aquis Rapid Response Rehydration System is being marketed to the U.S. Military, U.N. agencies, foreign governments and other institutional purchasers and has been shown, in tests conducted by some of the world's top scientists in the rehydration field, to be superior to current solutions formulated in accordance with the World Health Organization's most advanced specifications. Aquis beverages are also based on a patent-pending biotechnology of the Company. Aquis solutions provide superior rehydration through advanced liposomal electrolyte delivery technology (micro-encapsulating the electrolyte payload for direct absorption into the bloodstream). Direct absorption begins immediately upon the drinking of Aquis. Dehydration is an important issue for both the U.S. Military (particularly in situations such as Iraq) and humanitarian aid organizations around the world. Aquis products are not intended to compete against the soda-pop versions of rehydration beverages which are sold to consumers.

The Company's goal is to develop products which are proprietary (patented and patent-pending) and which serve a major perceived consumer need not currently being effectively addressed by other products.

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

The Company operates in a highly competitive segment of the beverage industry. The segment is dominated by competitors with greater resources than the Company's. In addition the Company competes for limited retail shelf space for its products. Moreover, sales to the U.S. Military may take significantly longer to achieve than consumer sales. The Company cannot be certain that it can successfully compete for sales to distributors or stores that purchase from larger, more established companies that have greater financial, sales and technical resources. However, the Company believes that its proprietary technology and its ability to incorporate such technology in good-tasting beverages as well as in a number of additional types of liquid formulations allows the Company to offer to its distributors and the ultimate purchaser unique, varied and effective products.

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

The Company currently produces its biotechnological payloads internally and purchases juices, concentrates, flavors, nutrients, labels, caps, bottles, boxes and other ingredients and packaging for its product lines from independent manufacturers. The products are delivered to an independent co-packer where the Company's products are manufactured. Management believes that there are alternatives to all of its suppliers in the event the Company is compelled to purchase raw materials from other sources, although there can be no assurances that alternative sources would become available in a timely manner, in which case it could have a material adverse effect on the Company's business, operating results and financial condition.

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

Management and Employees

As of March 31, 2003, the Company employed no full-time employees but utilizes the staffs of its corporate affiliates to assist in the execution of the Company's business plan.

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

Item 2. PROPERTIES.

The Company is in the process of relocating its executive offices and negotiating a long-term office lease. It is currently leasing space from an employee on an informal, rent-free basis pending the execution of a long-term lease.

Item 3. LEGAL PROCEEDINGS.

The Company has been involved in a number of lawsuits related to claims arising through the normal course of business, including claims which have been reduced to judgments. The judgments and certain others claims have been provided for and are reflected within the accompanying financial statements at March 31, 2003.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the holders of the Company's common stock during its fiscal year ended March 31, 2003.

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

The following table indicates the high and low bid prices for the common stock of the Company for the period April 1, 2001 to March 31, 2003, based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

There were no cash dividends declared on the common stock for the fiscal years ended March 31, 2002 and 2003.

--------------------------------------------------------------------------------
                                  Common Stock
--------------------------------------------------------------------------------
                     Year Ended 3/31/03                 Year Ended 3/31/02
--------------------------------------------------------------------------------
Quarter             High              Low              High             Low
--------------------------------------------------------------------------------
First Quarter      $0.34            $0.13              $0.86           $0.40
--------------------------------------------------------------------------------
Second Quarter     $0.19            $0.06              $0.42           $0.09
--------------------------------------------------------------------------------
Third Quarter      $0.08            $0.03              $0.57           $0.17
--------------------------------------------------------------------------------
Fourth Quarter    $0.045           $0.015              $0.43           $0.16
--------------------------------------------------------------------------------

On March 31, 2003, the closing price of the Common Stock as reported on the OTC Bulletin Board was $0.035. As of March 31, 2003, the Company had approximately 2,000 beneficial holders of record of its shares of Common Stock.

During the fiscal year ended March 31, 2003, the Company raised $244,054 in a private placement, and issued or agreed to issue 251,527 shares of common stock and warrants to purchase 2,180,000 shares of common stock in exchange for services, each in reliance on various exemptions available under the Securities Act.

Item 6.

PHLO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

SAFE HARBOR STATEMENT

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, business strategy, and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking phrases such as "anticipates", "intends", "expects", "plans", "believe", "estimates", or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2003 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

The Company's forward-looking statements represent its judgment only on the dates such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed, or unanticipated events or circumstances.

OVERVIEW

The following discussion of the Company's financial condition as of March 31, 2003 and results of operations for the years ended March 31, 2003 includes Phlo Corporation and its affiliates (collectively, the "Company") and should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

The Company's sales significantly decreased to $45,858 for the Company's fiscal year ended March 31, 2003, as compared to sales of $1,288,512 for the fiscal year ended March 31, 2002. The selling, general and administrative expenses for the fiscal year ended March 31, 2003 increased to $2,228,141 from $1,560,549 for the fiscal year ended March 31, 2002. The Company's net loss substantially increased to $2,442,974 from $1,034,343 for the Company's prior fiscal year.

During the Company's preparation to launch its new Spray Products and oral rehydration solutions and to repackage its beverage products in plastic bottles (which activities included revising all aspects of its beverage packaging and the manufacture of the production molds for proprietary 17-ounce plastic bottles for use in all beverage products), the Company produced very little revenue. The revenue generated consisted of that resulting from the Company's sale of existing beverage inventory in glass bottles represented by odd amounts of a limited number of flavors of its beverages. The amounts of existing inventory were not conducive to sales to the Company's large distributors at undiscounted prices because of the inadequacy of the existing inventory, both with respect to amount and flavor type, to fulfill reorders. Moreover, the Company has incurred costs associated with preparing new products for launch while revenue associated therewith will not be generated until the future sale of such products.

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

RECENT ACCOUNTING PRONOUNCEMENTS

            In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not expect the adoption of SFAS 141 and 142 to have a material effect on the Company's financial position, results of operations or cash flows.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and portions of Accounting Principles Bulletin Opinion No. 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of this Standard at April 1, 2002 did not have a material effect on the Company's financial position, results of operations or cash flows.


         In August 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date of an entity's commitment to an exit plan. The new standard is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe SFAS No. 146 will have a material effect on the Company's financial position, results of operations or cash flows.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS No. 148). SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on its financial position, results of operations, or cash flows

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended March 31, 2003, the Company's working capital deficit increased by $1,075,586 to $2,958,577. In addition, the Company's Stockholders' Deficit increased from $1,638,669 to $2,957,156.

During the fiscal year ending March 31, 2004, and beyond, the Company is taking steps to reduce or eliminate the Stockholders' Deficit and to create a positive working capital position. During the fiscal year ended March 31, 2003, the Company successfully completed a financing with private investors, the proceeds of which were used for the production of its recently-commercialized Oesis Personal Performance Spray Products. Additionally, tests are being performed by institutional purchasers of the Company's Aquis Rapid Response Rehydration System. The Company believes that the sales to such institutional purchasers of the Aquis products should lead to the creation of receivables and should allow the Company to generate significant cash flow and facilitate additional financing. Additionally, the Company believes it is more likely than in prior years to raise substantial equity funds as a result of its expanded distribution base, the existence now of three product lines containing commercialized biotechnology, the prospects for numerous additional products based on the Company's biotechnology foundation, and significantly increased scientific and commercialization capabilities. Finally, the Company has taken steps to convert certain existing debts into equity and will continue to pursue these steps.

There can be no assurance that management's plans will be realized and therefore, until the present conditions referred to above are either removed or substantially improved, there is substantial doubt about the Company's ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company's most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the critical accounting policies and judgments below. Although the Company believes that the estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

REVENUE RECOGNITION

The Company follows the general criteria of the Securities and Exchange Commission Staff Accounting Bulletin 104 for revenue recognition. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

The Company recognizes revenue upon acceptance of delivery of its product by its customers at agreed prices. Based on market conditions, the Company or its suppliers may choose to promote certain brands by offering free product or case volume discounts. The Company follows the guidance of Emerging Issues Take Force
(EITF) Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer". Accordingly, the Company does not recognize revenue on free promotional product or discounts. Further, the Company recognizes as a cost of sale, the cost of free promotional product net of any available chargebacks to the suppliers.

STOCK BASED EMPLOYEE COMPENSATION

The Company accounts for options granted under the plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related Interpretations. Options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of the grant.

STOCK ISSUED TO NON-EMPLOYEES

The Company accounts for its stock-based awards issued to non-employees in return for services using the fair value method. The fair value of the award is measured using the Black-Scholes option valuation model on the date that the services have been completed or on the performance commitment date, which ever is earlier (the "measurement date"). The fair value of the award is estimated on the date of grant and the measurement date and is recognized as an expense in the accompanying consolidated statements of operations over the vesting period.

CONTINGENCIES

In the normal course of business, the Company is subject to certain claims and legal proceedings. The Company records an accrued liability for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. The Company does not believe that the resolution of these matters will have a material effect upon its financial condition, results of operations or cash flows for an interim or annual period.

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

ITEM 7. FINANCIAL STATEMENTS AND FOOTNOTES

                        PHLO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002

                                    CONTENTS

                                                                        Page
                                                                        -----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F-1

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                            F-2
  Consolidated Statements of Operations                                 F-4
  Consolidated Statements of Changes in Stockholders' Deficit           F-5
  Consolidated Statements of Cash Flows                                 F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Phlo Corporation

We have audited the accompanying consolidated balance sheet of Phlo Corporation and Subsidiaries as of March 31, 2003, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phlo Corporation and Subsidiaries, as of March 31, 2003, and the consolidated results of their operations and their cash flows for the years ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had net losses and cash used in operations of $2,442,974 and $985,081, respectively, for the year ended March 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Sherb & Co., LLP
New  York,  New  York                   Certified  Public Accountants
December 30, 2004

                        PHLO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 2003

                                     ASSETS

CURRENT ASSETS

       Cash                                                         $ 30,403
       Inventory                                                     171,129
                                                                   ---------

              Total Current Assets                                  $201,532

       PROPERTY AND EQUIPMENT, Net                                     1,421
                                                                   ----------

      TOTAL ASSETS                                                  $202,953
                                                                   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        PHLO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 2003

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable                                     $     639,582
 Accrued expenses and taxes                               1,775,883
 Notes payable                                              732,618
 Deferred revenue                                            12,026
                                                      -------------

       Total Current Liabilities                                                   3,160,109
                                                                                ------------
       TOTAL LIABILITIES                                                           3,160,109

COMMITMENTS AND CONTINGENCIES                                                            --

STOCKHOLDERS' DEFICIT Preferred stock, 15,000,000 authorized:
   Series A convertible stock, $0.0001 par value, 500,000 Shares
     authorized, issued and outstanding (liquidation preference $100,000)                50
   Series B non-convertible stock, none issued and outstanding                           --
   Series C convertible stock, $0.0001 par value, 3,000,000 shares
     authorized, 1,333,304 shares outstanding (liquidation preference $13,333)          133
   Series C Convertible stock, 15,298 shares subscribed                                   1
   Common stock, $0.0001 par value, 250,000,000 shares authorized,
     83,743,180 shares issued and outstanding                                         8,373
   Common stock, $0.0001 par value, 13,334,295 shares subscribed                      1,332
   Additional paid-in capital                                                     9,159,969
   Unearned Compensation                                                            (83,498)
   Accumulated deficit                                                          (12,043,517)
                                                                               ------------
       TOTAL STOCKHOLDERS' DEFICIT                                               (2,957,156)
                                                                               ------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIT                                                                $    202,953
                                                                               ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        PHLO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                      2003            2002
                                                  -----------     -----------
SALES                                             $    45,858     $ 1,288,512
COST OF SALES                                          11,312         820,294
                                                  -----------     -----------
       GROSS PROFIT                                    34,546         468,218
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                           2,228,141       1,560,549
                                                  -----------     -----------
       OPERATING LOSS                              (2,193,595)     (1,092,331)
                                                  -----------     -----------
OTHER INCOME (EXPENSE)
 Other Income                                              --         236,263
 Interest expense                                    (249,379)       (178,275)
                                                  -----------     -----------
       TOTAL OTHER INCOME (EXPENSE)                  (249,379)         57,988
                                                  -----------     -----------
       NET LOSS                                   $(2,442,974)     (1,034,343)
                                                  ===========     ===========

Weighted Average Number of Shares Outstanding
  (Basic and Diluted)                              71,495,714      52,935,852
                                                  ===========     ===========

Net Loss Per Share (Basic and Diluted)            $     (0.03)    $     (0.02)
                                                  ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        PHLO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                           Series A              Preferred C Stock               Series C
                                                         Preferred Stock             Subscribed               Preferred Stock

------------------------------------------------------------------------------------------------------------------------------------
                                                        Shares       Amount       Shares       Amount       Shares        Amount

------------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 2001                                500,000   $       50      140,027    $       14      1,217,022    $      121
                                                     ----------   ----------   ----------    ----------     ----------    ----------
Shares Issued and Subscribed - Recapitalization
Common Stock Subscription and Sales
Conversion of debt to common stock
Conversion of Debt to Warrants
Issuance of Warrants
Exercise of Warrants
Forgiveness of payroll by officers
Issuance of common stock previously subscribed
Issuance of common stock for services
Issuance of preferred stock                                                                                     28,140             3
Issuance of preferred stock previously subscribed                                 (16,435)           (2)        16,435             2
Issuance of stock - X -treem recapitaliazation                                   (108,294)          (11)       108,294            11
Issuance of warrants for services
Net Loss

                                                     ----------   ----------   ----------    ----------     ----------    ----------
Balance - March 31, 2002                                500,000           50       15,298             1      1,369,891           137

Amortization of unearned compensation
Conversion of preferred C to common stock                                                                      (36,587)          (4)
Issuance of shares for loan collateral
Common stock subscription and sales
Issuance of common stock for services
Issuance of common stock to officers
Common Stock subscription
Issuance of warrants for services
Repayment of credit line
                                                     ----------   ----------   ----------    ----------     ----------    ----------
Balance - March 31, 2003                                500,000   $       50       15,298    $        1      1,333,304           133
                                                     ==========   ==========   ==========    ==========     ==========    ==========

                                                 Common Stock
                                                  Subscribed                  Common Stock
                                        ------------------------------- -------------------------     Unearned        Paid-In
                                           Shares            Amount       Shares        Amount       Compensation     Capital

---------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 2001                   11,580,422    $     1,159     35,224,415   $     3,521      $              $ 5,454,220
                                          -----------    -----------    -----------   -----------      -----------    -----------
Shares Issued and Subscribed -
Recapitalization                             (500,592)           (50)       500,592            50
Common Stock Subscription and
Sales                                       3,419,820            342        292,240            29                         539,602
Conversion of debt to common stock          1,392,396            138        485,068            49                         503,206
Conversion of Debt to Warrants                                                                                            538,158
Issuance of Warrants                                                                                                       99,016
Exercise of Warrants                                                      4,966,913           497                            (497)
Forgiveness of payroll by officers
Issuance of common stock                                                                                                  702,116
previously subscribed                        (454,545)           (46)        454,545           46
Issuance of common stock for
services                                       96,428             10       1,633,333          163                          65,960
Issuance of preferred stock                                                                                                19,997
Issuance of preferred stock
previously subscribed
Issuance of stock - X-treem
recapitaliazation
Issuance of warrants for services                                                                          (45,000)        79,000
Net loss

                                          -----------    -----------    -----------   -----------      -----------    -----------
Balance - March 31, 2002                   15,533,929          1,553     43,557,106         4,355          (45,000)     8,000,778
                                          ===========    ===========    ===========   ===========      ===========    ===========

Amortization of unearned compensation                                                                       56,402
Conversion of preferred C to common stock                                 3,658,772           366                            (362)
Issuance of shares for loan collateral                                   11,700,000         1,170                         317,199
Common stock subscription and sales        1,353,902            135       5,576,941           557                         243,361
Issuance of common stock for services         31,746              3       2,211,032           221                          75,776
Issuance of common stock to officers                                     13,454,047         1,345                         253,935
Common stock subscription                 (3,585,282)          (359)      3,585,282           359
Issuance of warrants for services                                                                          (94,900)       190,400
Repayment of line of     credit                                                                                            78,882
                                          -----------    -----------    -----------   -----------      -----------    -----------
Balance March 31, 2003                    13,334,295          1,332     83,743,180          8,373          (83,498)     9,159,969
                                          ===========    ===========    ===========   ===========      ===========    ===========

                                          Deficit           Total
                                       ----------------------------
Balance - March 31, 2001               ($8,566,200)     ($3,107,115)
                                       ----------------------------
Shares Issued and Subscribed -
Recapitalization                                                 --
Common Stock Subscription and
Sales                                                       539,973
Conversion of debt to common stock                          503,393
Conversion of Debt to Warrants                              538,158
Issuance of Warrants                                         99,016
Exercise of Warrants                                             --
Forgiveness of payroll by officers                          702,116
Issuance of common stock
previously subscribed                                            --
Issuance of common stock for
services                                                     66,133
Issuance of preferred stock                                  20,000
Issuance of preferred stock
previously subscribed                                            --
Issuance of stock - X-treem
recapitaliazation                                                --
Issuance of warrants for services                            34,000
Net loss                                (1,034,343)      (1,034,343)
                                       ----------------------------
Balance - March 31, 2002                (9,600,543)      (1,638,669)

Amortization of unearned compensation                        56,402
Conversion of preferred C to common stock
Issuance of shares for loan collateral                      318,369
Common stock subscription and sales                         244,053
Issuance of common stock for services                        76,000
Issuance of common stock to officers                        255,280
Common stock subscription
Issuance of warrants for services                            95,500
Repayment of line of credit                                  78,882
Net loss                                (2,442,974)      (2,442,974)
                                       ------------    -------------
Balance - March 31, 2003               (12,043,517)      (2,957,157)
                                       ============    =============

                        PHLO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                                 2003           2002
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                     $(2,442,974)   $(1,034,343)
                                                              -----------    -----------
  Adjustments to reconcile net loss to net cash
   used in operating
   activities:

    Stock-based compensation                                      173,920        130,133
    Depreciation and amortization                                  30,097         20,409
    Changes in operating assets and liabilities
    Accounts receivable                                            26,665        (26,665)
    Inventory                                                     (77,876)        29,965
    Other current assets                                               --         13,461
    Prepaid expenses                                                   --        143,604
    Security deposit                                               55,764        (25,701)
    Accounts payable                                               70,064       (284,154)
    Accrued expenses and taxes                                  1,010,193        526,069
    Deposit on bond                                                49,756             --
    Deferred revenue                                               12,026             --
    Due from related party                                        107,284             --
                                                              -----------    -----------
       TOTAL ADJUSTMENTS                                        1,457,893       (527,121)
                                                              -----------    -----------
       NET CASH USED IN OPERATING ACTIVITIES                     (985,081)      (507,222)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Repayments from related party                                        --         27,167
                                                              -----------    -----------
       NET CASH PROVIDED BY INVESTING ACTIVITIES              $        --    $    27,167
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt                                      80,000        140,000
 Proceeds from revolving note payable                             220,000             --
 Proceeds from issuance of equity securities                      700,567        530,116
 Repayment of debt                                                (78,882)      (104,000)
                                                              -----------    -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES              $    921,685    $   566,116
                                                              -----------    -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                        PHLO CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                   For the Years Ended March 31, 2003 and 2002

--------------------------------------------------------------------------------

                                                           2003           2002
                                                         --------        -------
       NET INCREASE (DECREASE) IN CASH                   $(63,396)     $ 86,061
CASH - Beginning                                           93,799         7,738
                                                         --------        -------
CASH - Ending                                            $ 30,403       $93,799
                                                         ========       =======

  The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                           2003            2002
                                                         --------        -------
Interest                                                 $               $ 2,136
                                                         --------        -------
Income Taxes                                             $     --        $    --
                                                         ========        =======

Non-cash and financing activities:

During the year ended March 31, 2002, the Company converted $503,393 of debt and accrued interest into 1,877,464 shares of common stock.

During the year ended March 31, 2002, the Company converted debt and accrued interest in the amount of $538,518 into warrants.

                        PHLO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002

NOTE 1 - OPERATIONS

Phlo Corporation, a Delaware corporation incorporated in December 1995, and its affiliates (hereinafter collectively referred to as the "Company") is a manufacturer of beverages and liquids containing patented and patent-pending biotechnologies. The Company sells its products to distributors, which offer the products for sale in high volume chain stores, such as supermarkets and drug and convenience stores throughout the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its affiliates. All significant inter-company transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States of America, requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

INVENTORIES

Inventories are stated at the lower of cost or market. Costs, which include purchases, freight and packaging, raw materials, packing fees and finished products, are determined on the first-in, first-out basis. Non-saleable and obsolete inventories have been recorded at cost, or net realizable value, whichever is lower.

ADVERTISING EXPENSE

Advertising costs are expensed as incurred. Advertising costs of $550 and $79,031 were expensed during the years ended March 31, 2003 and 2002, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows: five to seven years for furniture and equipment.


Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized and depreciated over the remaining useful lives of the asset. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

REVENUE RECOGNITION

The Company follows the general criteria of the Securities and Exchange Commission Staff Accounting Bulletin 104 for revenue recognition. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

The Company recognizes revenue upon acceptance of delivery of its product by its customers at agreed prices. Based on market conditions, the Company or its suppliers may choose to promote certain brands by offering free product or case volume discounts. The Company follows the guidance of Emerging Issues Take Force
(EITF) Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer". Accordingly, the Company does not recognize revenue on free promotional product or discounts. Further, the Company recognizes as a cost of sale, the cost of free promotional product net of any available chargebacks to the suppliers.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. During the year ended March 31, 2003, $125,000 in research and development costs were incurred by the Company. During the year ended March 31, 2002, no such costs were incurred by the Company.

INCOME TAXES

The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Company are reported in the consolidated balance sheet at market or fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

STOCK OPTION COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock.

There were no stock options granted to employees during the two fiscal periods ended March 31, 2003 and March 31, 2002, and therefore there was no stock option effect on total earnings or on earning per share in either period.

WARRANTS ISSUED FOR SERVICES RENDERED

With respect to warrants issued for services rendered, the value of the services rendered was determined using the Black - Scholes method, and reflects a risk-free interest rate of 4.0% and 4.0%, a volatility rate of 147.51% and 77.85% for the years ended March 31, 2003 and March 31, 2002, respectively, zero dividend payout, and a warrant life of 2 to 7 years. Under these assumptions, the value of warrants issued by the Company for services rendered was $190,400 and $99,016 during the fiscal periods ended March 31, 2003 and March 31, 2002, respectively.

BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of options or warrants. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive.

                                                  2003              2002
                                             ------------      ------------
Numerator:
Net loss                                     $  2,442,979      $ (1,034,343)
Numerator for basic loss
   Per share                                    2,442,979        (1,034,343)
Effect of dilutive securities,
   Interest on convertible notes:                    --                --
   Payable
                                             ------------      ------------
Numerator of diluted (loss) earnings
   Per share                                    2,442,979        (1,034,343)
                                             ------------      ------------
Denominator:
Denominator for basic (loss)earnings
   per share
   weighted average outstanding shares         56,924,725        40,206,980
Shares which are currently
   Issuable                                    13,334,295        12,728,872
                                             ------------      ------------
Denominator for basic (loss)earnings
   per share                                   70,259,020        52,935,852
                                             ------------      ------------
Effect of dilutive securities:
   Options                                                               --
   Warrants                                                              --
   Convertible preferred stock                                           --
   Convertible notes payable                                             --
                                             ------------      ------------
Dilutive potential common shares                                         --
                                             ------------      ------------
Denominator for dilutive (loss)earnings
   per share                                   70,259,020        52,935,852
                                             ============      ============
Basic loss per share                         $     (0.03)      $      (.02)
                                             ============      ============
Diluted loss per share                       $     (0.03)      $      (.02)
                                             ============      ============


For the years ended March 31, 2003 and 2002, securities convertible into 225,069,839 and 224,449,876 shares of common stock, respectively, were excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe SFAS No. 141 and 142 will have a material effect on the Company's financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and portions of Accounting Principles Bulletin Opinion No. 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of this Standard at April 1, 2002 did not have a material effect on the Company's financial position, results of operations or cash flows.

In August 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date of an entity's commitment to an exit plan. The new standard is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe SFAS No. 146 will have a material effect on the Company's financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS No. 148). SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on its financial position, results of operations, or cash flows

NOTE 3 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company had a net loss of $2,442,974 for the fiscal year ended March 31, 2003. As of March 31, 2003, the Company's current liabilities exceeded its current assets by $2,958,577. In addition, the Company is delinquent in connection with various obligations including trade payables, accrued payroll taxes and related interest and penalties, and notes payable. These factors and uncertain conditions that the Company has faced in its day-to-day operations create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue through the expansion of its various product lines to generate future profits.

Management has taken actions and is implementing additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through March 31, 2004 and beyond. During the fiscal year ending March 31, 2003, the Company successfully completed a financing with private investors, the proceeds of which were used in the production of the Company's Oesis Personal Performance Spray Products. The Company completed its initial full-scale production of the Spray Products in March, 2003, which should lead to the creation of receivables and should allow the Company to generate significant cash flow and facilitate additional financing. Additionally, the Company believes it is more likely than in prior years to raise substantial equity funds as a result of its expanded distribution base, the prospects for national and global distribution of its products [and joint venture activities with major international entities], the existence now of three product lines containing commercialized biotechnology, the prospects for numerous additional products based on the Company's biotechnology foundation, and significantly increased scientific and commercialization capabilities.

Finally, the Company is in the process of converting certain existing debts into equity and will continue to pursue these steps. There can be no assurance that management's plans will be realized and therefore, until the present conditions referred to above are either removed or substantially improved, there is substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2003:


                                          2003

Furniture and fixtures                   $36,118
Less: Accumulated depreciation            34,697
                                         -------
       Net                               $ 1,421
                                         =======

Depreciation expense for the years ended March 31, 2002 and 2003 was $6,097 and $8,097, respectively.

NOTE 5 - INVENTORIES

Inventories consist of the following at March 31, 2003:

                                           2003

Raw material                             $100,968
Finished goods                             66,257
Work in process                             3,904
                                         --------
     Total                               $171,129
                                         ========

During the years ended March 31, 2003 and 2002 the Company wrote off and disposed of $93,253 and $64,842, respectively, of non-saleable and obsolete inventory and charged such amount to cost of sales.

NOTE 6 - INCOME TAXES

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                   2003         2002
                                                   ----         ----
U.S. Federal statutory tax rate                    34.0%        34.0%
Change in valuation allowance                     (34.0%)      (34.0%)
                                                   ----         ----
Provision for income taxes                            0%           0%
                                                   ====         ====

As of March 31, 2003, the Company has net operating loss carryforwards of approximately $5,477,000 which expire through March 31, 2022, and the Company's total deferred tax assets relating to the carryforwards amounted to approximately $2,191,000. The Company has a valuation allowance for the full assessment of the deferred tax assets at March 31, 2003 as management does not believe it is more likely than not that the valuation of the asset is recoverable.

Further, the Company has not filed any federal, state or local income or franchise tax returns. Such failure may have a material adverse effect on the amount of any net operating loss carryforwards and the ability of the Company to use the net operating loss carryforwards and may subject the Company to fines.

NOTE 7 - STOCK OPTIONS

1996 Stock Option Plan

In March 1996, the Board of Directors of the Company adopted, and the stockholders of the Company approved the adoption of, the 1996 Stock Option Plan. The maximum number of shares of common stock with respect to which awards may be granted pursuant to the 1996 Plan is initially 2,000,000 shares. No options are outstanding under this plan.

The Company is currently investigating whether the prior management of the Company validly issued (under the applicable provisions (including Section 157) of the General Corporation Law of the State of Delaware), any of the options to purchase an aggregate of 1,613,333 shares of common stock which it had purportedly issued, and whether, pursuant to Delaware law, these options may be void. No adjustment has been made to the accompanying consolidated financial statements pending the completion of the investigation and resolution of the matter.

In July 2001, the Company entered into an agreement with a former officer and director pursuant to which options to purchase 825,000 shares of the Company's, common stock were cancelled.

A summary of stock option activity is as follows:

                                          Number      Weighted Average
                                        of Options     Exercise Price
                                        ----------     ----------------
Balance - April 1, 2001                 2,438,333            $0.33
                                        ---------
Options granted                               --
Options exercised                             --
Options cancelled                        (825,000)             0.23
                                        ---------
Balance - March 31, 2002                1,613,333             0.61
                                        =========
Options granted                               --
Options exercised                             --
Options cancelled                             --
                                        ---------
Balance - March 31, 2003                1,613,333             0.61
                                        =========

The options issued to officers, directors and employees expire in one (1) to six
(6) years and may be exercised at anytime. The options issued to consultants to purchase 200,000 shares of its common stock, at an exercise price of $0.875, have a weighted average remaining contractual life of 4.25 years.

NOTE 8 - STOCKHOLDERS' DEFICIT

                      SERIES A CONVERTIBLE PREFERRED STOCK

At March 31, 2003, the Company has 500,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") issued and outstanding. The Series A Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series A Preferred is convertible into one share of common stock.

                    SERIES B NON-CONVERTIBLE PREFERRED STOCK

At March 31, 2003, none of Series B Non-Convertible Preferred Stock ("Series B Preferred") was issued and outstanding. The Series B Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series B Preferred is subject to certain redemption and liquidation provisions, as defined.

                      SERIES C CONVERTIBLE PREFERRED STOCK

As of March 31, 2003, 1,333,304 shares of Series C Preferred Stock were issued and outstanding and 15,298 shares were subscribed in connection with a stock exchange transaction conducted by Phlo Corporation and the shareholders of a privately held beverage company. Each holder of the Series C Preferred Stock has the right to cast one vote for each share of Common Stock into which his or its Series C Preferred Stock is convertible. No dividends are currently payable with respect to Series C Preferred Stock. The holders of Series C Preferred Stock have a liquidation preference of $0.01 per shares plus all accrued but unpaid dividends, if any. Holders of the Series C Preferred Stock have no redemption rights. Each share of Series C Preferred Stock initially is convertible into 100 shares of Common Stock without the payment of any additional consideration at any time after September 30, 2001. However, the conversion rate is subject to adjustment in the case of certain corporate transactions or events (not related to the market price of the Common Stock).

During the fiscal year, stockholders converted an aggregate of 36,587.72 shares of Series C Convertible Preferred Stock into an aggregate of 3,658,772 shares of common stock. Each of the converting shareholders executed an agreement restricting the sale of their shares into the public market.

                                  COMMON STOCK


In connection with the Revolving Credit Facility described in Note 9, the Company issued an aggregate of 11,700,000 shares of Common Stock.

In consideration of $24,500, the Company sold 300,000 shares of Common Stock, 34,859 of which have been issued.

During the fiscal year ended March 31, 2003, the Company issued a total of 3,585,282 shares of Common Stock which had been subscribed in the prior year.

During the fiscal year ended March 31, 2003, the Company issued 219,781 shares of Common Stock, and agreed to issue 31,746 shares of Common Stock in connection with the provision of services.

During the fiscal year ended March 31, 2003, stockholders converted an aggregate of 36,587.72 shares of Series C Convertible Preferred Stock into an aggregate of 3,658,772 shares of Common Stock. Each of the converting shareholders executed an agreement restricting the sale of their shares into the public market.

In connection with financings totaling $194,554, the Company issued 3,379,162 shares of Common.

The Company issued 1,991,251 shares of Common Stock in connection with financing activities.

In March, 2003, in consideration for $25,000, the Company agreed to issue 3,251,681 shares of Common Stock (2,312,920 shares of which have been issued as of March 31, 2003 and issued a warrant to purchase 500,000 shares of Common Stock at an exercise price of $0.03 per share.

The Company issued 12,837,240 shares of Common Stock to officers of the Company in connection with a production financing, in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy the obligation of the Company and for incurring personal liability on behalf of the Company.

In conjunction with a financing arrangement providing for a series of investments aggregating $235,380 as of March 31, 2003, and with respect to which 1,850,423 shares of Common Stock have otherwise been issued and 265,151 shares of Common Stock are subscribed, the Company also issued 616,807 shares of Common Stock in March, 2003.

                                    WARRANTS

In July, 2002, the Company issued warrants to purchase an aggregate of 180,000 shares of Common Stock at exercise prices ranging from $0.13 per to $0.25 per share for services rendered to the Company.

In September, 2002, the Company issued a warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $0.09 per share in connection with financing activities.

In December, 2002, the Company issued a warrant to purchase 2,600,000 shares of the Common Stock at an exercise price of $.058 per share in connection with financing activities.

In March, 2003, the Company issued warrants to purchase shares of Common Stock to individuals as follows:

500,000 shares at an exercise price of $0.03 per share in conjunction with a $25,000 financing; and

An aggregate of 1,000,000 shares at an exercise price of $0.03 per share for services rendered pursuant to an agreement.

The following is a summary of warrant activity for the years ended March 31, 2003 and 2002:
                                               Number of    Weighted Average
                                                 Warrants    Exercise Price
                                               -----------   -------------
Outstanding - April 1, 2001:                     8,291,604     $     0.15
    Warrants issued                             33,426,265     $     0.04
    Warrants exercised                          (5,870,426)    $     0.13
                                                ----------
Outstanding - March 31, 2002:                   35,847,443     $     0.05
   Warrants issued                               5,280,000     $     0.06
   Warrants exercised                                    0
   Warrants expired                             (1,001,337)    $     0.50
                                                ----------
Outstanding - March 31, 2003                    40,126,106     $     0.04
                                                ==========


NOTE 9 - REVOLVING CREDIT FACILITY - NOTE PAYABLE

In June, 2002, the Company entered into a revolving credit facility with a one-year term which provides for advances of up to a maximum principal amount of $250,000, at the option of the lender, at an interest rate of 10% per annum, with each advance payable within 30 days. An initial advance was made in the amount of $150,000 and, in February, 2003, a second advance was made in the amount of $70,000. Repayment of advances under the facility and a fee of $150,000 charged by the lender are secured by the Company's assets and are guaranteed by two officers of the Company. In connection with securing the repayment of the two advances under this facility, the Company issued a total of 11,700,000 shares of Common Stock. The Company did not repay the advances by the maturity date. As a result thereof, the lender has exercised its rights provided by the loan documents to sell shares of stock that were pledged as collateral for the repayment of advances pursuant to the credit facility and, as of March 31, 2003, the sale of collateral had reduced the outstanding principal balance of $220,000 to approximately $141,118.

NOTE 10 - DEBT

Debt as of March 31, 2003 and 2002 consists of the following:

Note payable with interest rate of 15% per annum. The note is payable in May,
2003.                                                                   $80,000.

Note payable with interest at a rate of 10%. The note matured on December 31, 2000, when principal and unpaid interest was due. In consideration of this loan and two prior bridge loans, the Company agreed to issue shares of the Company's common and convertible preferred stock to the holder representing approximately 200,000 shares of common stock on a fully converted basis. The holder has agreed
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

Note payable with interest accruing at a rate of 10% per annum. Principal and interest were due in February 2001. In conjunction with this financing, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $0.50 per share. The holder agreed to extend the maturity date of the note to December 31, 2003. $100,000

Note payable with interest at a rate of 10% per annum. Principal and interest were due in November 2000. In conjunction with this financing, the Company issued a warrant to purchase 300,000 shares of common stock at a exercise price of $0.50 per share. The Company, at its option, may pay the Note in common stock or equivalent. The Company has notified the holder that it has elected to pay the principal and interest due under the note by the issuance of 136,612 shares
of common stock.                                                       $150,000

Note payable with interest accruing at a rate of 10% per annum. Principal and interest were due in June 2001. In conjunction with this financing, a warrant to purchase 50,000 shares of common stock at an exercise price of $0.50 per share is issuable to this holder. The noteholder has agreed to extend the maturity date of the note and in connection therewith, the Company has agreed to issue a warrant to purchase 25,000 shares of common stock at an exercise price of $0.50
per share.                                                              $50,000

Note payable in the original principal amount of $100,000, with an interest rate of 10% per annum. Principal and interest were due in July 2001. $50,000 of the loan was repaid in May, 2001. In conjunction with this financing, a warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share is issuable to the holder. An additional warrant to purchase 12,500 shares of the Common Stock at the same exercise price is issuable as a result of the Company's exercising its option to extend to October 2001 the maturity date of the note with respect to $50,000 of principal and all of the interest payable pursuant to the note. The holder has agreed to extend the maturity date of the
note to September 30, 2003.                                             $50,000

In April, 2001, the Company was loaned $40,000. A promissory note has not yet been issued, as that amount was only a partial funding of the transaction. The note will provide an interest rate of 10% and a term of 120 days. A warrant will be issuable in conjunction with this financing, however, the amount of shares of common stock purchasable pursuant to the warrant will be determined once the
full amount of the financing is established.                            $40,000

     Total Long-Term Debt                                       $  591,500
Less: Current Portion                                           $  591,500
                                                                ----------
Long-Term Debt, net of current portion                          $       --
                                                                ==========

NOTE 11 - COMMITMENTS AND CONTINGENCIES

                              PAYMENT OBLIGATIONS

The Company has various on-going payment obligations (primarily minimum royalties or payments) related to certain of its intellectual property, which payments are contingent on certain circumstances or performances by the obligees. Such payment obligations for the year ended March 31, 2003, were $165,000. The Company's obligations for the subsequent fiscal year are expected to be $340,000.

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

                                   LITIGATION

The Company was involved in litigation with a note holder, who obtained a summary judgment against the Company in the amount of the principal and interest due under the note. The Company appealed the decision and posted an appeal bond with respect thereto, but did not prevail on appeal. This judgment has been satisfied in full through payment pursuant to the appeal bond. Additionally, the Company filed an action in federal court against the note holder. The U.S. District Court granted the defendants' motion for summary judgment related to the pleading of the causes of action and has required the Company to issue 391,229 shares of common stock to the holder related to previously-issued cashless warrants. The Company believes that the federal court had no jurisdiction to order the issuance of shares and that the order compelling the issuance of shares was unlawful and contrary to applicable federal and state law. Therefore, the Company appealed the decision to the U.S. Court of Appeals, which upheld the district court's decision after failing to give the Company notice of the date for oral argument of the appeal. The Company has filed a disciplinary complaint against the district court judge for what it believes is the judge's misconduct in this case.

The Company is involved in litigation related to an agreement it entered into for investment banking services. The Company executed a promissory note in the principal amount of $500,000 which represents a bridge loan as part of an agreement by an investment banking firm to provide at least $2.5 million in financing. The financing did not occur. The bridge note holder sued for equitable relief, claiming that it is due a warrant to purchase 1 million shares of the Company's common stock. The Company disputes any obligation to issue such warrant. Pursuant to the terms of the note, the Company issued a warrant in full payment of the principal and interest thereunder. Although the Company initially appeared in the action, it subsequently suffered a default judgment. The Company believes that it has grounds to bring a separate action against the judgment creditor (which has gone out of business) and related persons and entities.

The Company was involved in litigation with a former officer and director of the Company. The former officer and director claimed, among other things, breach of contract based on his allegation that he had exercised options to purchase the Company's Common Stock but that the Company had not issued the Common Stock. The U.S. District Court found that he had not properly exercised his options. The former officer and director again attempted to exercise, then filed an order to show cause why the Company should not be held in contempt for failing to issue shares of stock, and the District Court again found that he had not properly exercised his options. The former officer and director attempted to exercise his options yet a third time and filed another order to show cause why the Company should not be held in contempt for failing to issue shares of stock. After a full briefing of the legal issues, the former officer and director has withdrawn his motion (order to show cause). The Company believes, based on new information that has come to its attention, that the options issued to the former officer and director (which were issued by former management of the Company) are void. The Company also believes that it has substantial claims against the former officer and director, which it will pursue at the appropriate time if it determines the prosecution of such claims to be in the best interest of the Company and its shareholders.

With respect to $159,999 which is currently reflected as an accounts payable on the accompanying consolidated balance sheet of the Company, the Company will vigorously dispute such amount and shall assert certain claims against the account creditor. The Company has been informed by counsel to the account creditor that the account creditor has obtained a default judgment in the amount of such payable. The Company has received no notice of the judgment, did not receive proper service of the initial complaint, and believes that the default judgment (if any) was not properly obtained. The Company will seek to set aside the default judgment and assert (as counterclaims) claims against the creditor in an aggregate amount significantly greater than the payable reflected on the Company's consolidated financial statements.

                                  PAYROLL TAXES

The Company has not paid payroll taxes since the third quarter of 1999 totaling $466,676. The Company is in the process of filing all returns and has accrued estimated penalties and interest of $194,190.

                                      LEASE

The Company executed a lease in September 2001 with a term of five years, providing for the payment of a fixed monthly rent. During the fiscal year ended March 31, 2003, the Company decided to relocate its offices to reduce overhead and therefore terminated the lease. The landlord has not requested additional rent payments from the Company as of the date of this filing and holds a security deposit in the amount of $47,695. The Company is in the process of negotiating a new long-term office lease. It is currently leasing office space from an employee on a, rent-free basis pending execution of a long-term lease.

Rent expense for the years ended March 31, 2003 and 2002 was $143,247 and $149,633, respectively.

NOTE 12 - ECONOMIC DEPENDENCY

                                 MAJOR CUSTOMERS

During the fiscal year ended March 31, 2002, the Company generated a substantial portion of its revenue from four customers. During the year ended March 31, 2002, sales to these customers represented 78% of total revenue. As of March 31, 2003, there were no amounts due from these customers.

                                 MAJOR SUPPLIERS

The Company purchased 36.8% of its raw materials from one supplier for the year ended March 31, 2003. As of March 31, 2003, a balance of $42,797.59 is outstanding.

The Company purchased 20% of its raw materials from a one supplier for the year ended March 31, 2002.

NOTE 13 - SUBSEQUENT EVENTS

On July 10, 2003, the Company announced its intension to spin-off the portion of its business that involves the development and commercialization of biotechnologies capable of being incorporated into primarily liquid products (for oral consumption) and foods, the manufacturing and marketing of products resulting therefrom, and the licensing or sublicensing of other biotechnologies. The Company anticipates that the spin-off will be accomplished by the distribution to Company shareholders of capital stock of an affiliated company. In connection with its intention, the Company has engaged in efforts regarding the identification of suitable intellectual property, the evaluation thereof, and the valuation thereof. The Company still intends to pursue the spin-off process when the required preliminary steps are completed.

In June, 2004, an additional advance was made under the Company's revolving credit facility in the amount of $100,000. In conjunction therewith, the Company issued 2,000,000 shares of Common Stock which serve as collateral to secure repayment of advances made to the Company under the facility and the meeting of all obligations of the Company under the facility loan documents. Also in connection with such advance, the Company granted to the Lender the option, after the expiration of a period of one year from such advance, to take title to 1,785,715 shares (or any portion thereof) of such stock collateral at no cost.

In the quarter ended June 30, 2004, the Company issued 3,500,000 shares of Common Stock in exchange for the conversion by a debt holder of $46,000 of accrued interest and the waiver of a financing fee of $150,000 owed in connection with a prior advance.

In the quarter ended June 30, 2003, the Company issued 9,946,667 shares of Common Stock in order to fulfill its obligations pursuant to an existing agreement.

In April, 2003, the Company issued 66,667 shares of Common Stock to fulfill its obligations pursuant to an existing agreement.

In April through June, 2003, the Company issued 938,761 shares of Common Stock which were previously subscribed.

In July, 2003, the Company issued 666,667 shares of Common Stock in order to fulfill its obligations pursuant to an agreement.

In the quarter ended September 30, 2003, the Company issued 25,333,333 shares of Common Stock in order to fulfill its obligations pursuant to an existing agreement.

In the quarter ended December 31, 2003, the Company issued 12,000,000 shares of Common Stock in order to fulfill its obligations pursuant to an existing agreement.

In the quarter ended March 31, 2004, the Company issued 18,666,667 shares of Common Stock in order to fulfill its obligations pursuant to an existing agreement.

In the quarter ended March 31, 2004, in consideration of $505,000, the Company issued 43,766,667 shares of Common Stock.

In June, 2004, in connection with a financing and in consideration of guarantees and supplying of shares of stock as collateral in connection with financings, the Company issued 1,000,300 shares of Common Stock to officers of the Company.

In the quarter ended June 30, 2004, in consideration of $300,000, the Company agreed to issue 4,400,000 shares of Common Stock, 4,100,000 shares of which have been issued to date.

In September 2004, the Company issued 3,100,000 shares of Common Stock to a shareholder upon his conversion of 31,000 shares of Series C Convertible Preferred Stock.

In October 2004, in consideration of $50,000, the Company agreed to issue 1,333,333 shares of Common Stock, none of which have been issued to date.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

On July 2, 2003 the Company dismissed its independent auditors, Marcum & Kleigman LLP (M&K), and subsequently engaged Reznick Fedder & Silverman ("Reznick") on July 21, 2003 to serve as its new independent auditors for 2003. The Company filed Current Reports on Form 8-K with the SEC on July 10, 2003 and July 21, 2003.

M&K's reports on the Company's consolidated financial statements as of and for the year ended March 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. Such reports included an explanatory paragraph that disclosed that there was substantial doubt about the Company's ability to continue as a going-concern.

During the year ended March 31, 2002 and the period between March 31, 2002 and July 2, 2003, there were no disagreements between the Company and M&K on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to M&K's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report for such periods, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On April 16, 2004, the Company filed a Current Report on Form 8-K reporting that it had retained Sherb & Co., LLP ("Sherb") as its new independent auditors and that Reznick had been terminated in such capacity.

During its engagement, Reznick did not issue any report on the Company's financial statements. With respect to the Company's two most recent fiscal years and through the date of this report, there were no disagreements with Reznick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisifaction of Reznick would have caused Reznick to make reference to the subject matter of the disagreement in connection with its reports. With respect to that period, there were no "reportable events" as listed in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

The names and ages of the directors, executive officers, significant employees, and promoters of the Company are set forth below.

      Name                   Age      Position Held
      ----                   ---      -------------

James B. Hovis               54       President & CEO, Director

Anne P. Hovis                43       Executive Vice President, General
                                      Counsel, Secretary & Director

Allen G. Hoube', Jr.         42       Vice President, Production Operations

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

James B. Hovis, President, Chief Executive Officer and a Director. Mr. Hovis is responsible for the overall management of the Company, including the product development, sales, marketing, distribution, production and financial functions. Additionally, Mr. Hovis directs the Company's acquisition and financing activities. Previously, Mr. Hovis was engaged in the practice of corporate transactional law. Mr. Hovis has over 20 years of experience involving a wide range of corporate activity, both as a principal and as a professional representative or advisor, including all types of financings and refinancings (including debt and equity private placements), mergers, acquisitions (including product acquisitions and leveraged and management buyouts), divestitures, sales of assets or stock, restructurings and reorganizations. Additionally, his professional background has included a strong emphasis on developing business entities in a number of different industries, and he has been published in his areas of expertise. During the period from 1983 to the present, he has served on a number of boards of developing companies. Mr. Hovis is a graduate of Davidson College and received his J.D. degree from the T.C. Williams School of Law at the University of

Richmond. He is a member of the Virginia State Bar.

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

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended March 31, 2003, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to the executive officers for the fiscal year ending March 31, 2003.

                           SUMMARY COMPENSATION TABLE

                                                                                                 Long-Term
Compensation

---------------------
                               Annual Compensation Awards                                         Awards
Payouts
                            -------------------------------                                      ---------
---------
   (a)                       (b)         (c)                    (d)        (e)         (f)          (g)        (h)
                                                               Other               Securities
                                                               Annual  Restricted    Under-                  All
Other
                                                               Compen-   Stock       lying         L/TIP
Compen-
Name and                                                       sation    Awards      Options/      Payouts
sation
Principal Position          Year         Salary      Bonus       ($)       ($)       SARa (#)       ($)       ($)
------------------------------------------------------------------------------------------------------------------------
James B. Hovis
President and CEO           2003        $287,692      -0-        -0-       -0-        -0-            -0-       -0-
Anne P. Hovis               2003         $42,885      -0-        -0-       -0-        -0-            -0-       -0-
Exec. Vice President
General Counsel &
Secretary

Allen G. Hoube, Jr.
Vice President,
Production                  2003         $31,250      -0-        -0-       -0-        -0-            -0-       -0-
Operations

COMPENSATION OF DIRECTORS

The names of the directors of the Company as of March 31, 2003, are James B. Hovis and Anne P. Hovis. Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company. No payments were made to directors during the year ended March 31, 2003, for services provided as a director.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2003, certain information with respect to the beneficial ownership of common stock and preferred stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:

[UPDATE]

--------------------------------------------------------------------------------
Name and Address of
Beneficial Owner (1)

                                          Percentage               Percentage(%)
                           Shares of      (%) of       Shares of    of Total
                           Common Stock   Common       Preferred    Combined
                           Owned          Stock (2)    Stock         Vote(3)
--------------------------------------------------------------------------------
James B. Hovis             22,192,720(4)     26.50%     346,924(5)     26.21%
--------------------------------------------------------------------------------
Anne P. Hovis              22,150,370(6)     26.45%     327,347(7)     25.28%
--------------------------------------------------------------------------------
Edward J. Mathias (8)       7,750,451         9.25%     490,708.33     35.52%(9)
--------------------------------------------------------------------------------
Joseph P. Nolan (10)        4,640,000         5.54%           0         2.31%
--------------------------------------------------------------------------------
Allen G. Hoube, Jr.           439,188         0.005%          0        0.002%
-------------------------------------------------------------------------------
All officers and
directors as a
group (three persons)      22,631,907        27.02%     463,784        31.79%
--------------------------------------------------------------------------------

(1) The address of each Stockholder shown above except as otherwise indicated is c/o Phlo Corporation, 6001-21 Argyle Forest Blvd., PMB #117, Jacksonville, Florida 32244-5705.

(2) Based upon 83,743,180 shares of common stock outstanding as of March 31, 2003.

(3) Based on 83,743,180 shares of common stock and 1,333,304.30 shares of Series C Preferred Stock outstanding as of March 31, 2003, and assuming a conversion rate of 100 shares of common stock for each share of Series C Preferred Stock. The percentages presented are based on conversion of all shares of Series C Preferred Stock into shares of common stock and, where applicable, the exercise of all warrants to purchase common stock.

(4) Includes 15,509,765 shares as to which Mr. Hovis has the sole voting power, 6,640,605 shares as to which he shares the power to dispose with his wife, Anne
P. Hovis, and 42,350 shares as to which Mr. Hovis has indirect beneficial ownership as trustee under the Uniform Gift to Minors Act.

(5) Includes 167,485 shares of Series C Preferred Stock as to which Mr. Hovis has the sole voting power, 119,862 shares as to which he shares the power to dispose with his wife, Anne P. Hovis, and 59,577 shares as to which Mr. Hovis has indirect beneficial ownership as trustee under the Uniform Gift to Minors Act.

(6) Includes 6,640,605 shares as to which Mrs. Hovis has sole voting power and 15,509,765 shares as to which she shares the power to dispose with her husband, James B. Hovis.

(7) Includes 119,862 shares of Series C Preferred Stock as to which Mrs. Hovis has sole voting power, 167,485 shares as to which she shares the power to dispose with her husband, James B. Hovis, and 40,000 as to which Mrs. Hovis has indirect beneficial ownership as trustee under the Uniform Gift to Minors Act.

(8) Mr. Mathias' address is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Washington, D.C. 20004-2505

(9) Includes warrants to purchase 9,806,682 shares of common stock held by Mr. Mathias and a warrant to purchase 21,643,246 held by Mr. Mathias' minor child.

(10) Includes 3,315,000 shares owned individually by Mr. Nolan and 1,325,000 shares owned by Mr. Nolan and his wife, Melissa Nolan, as joint tenants with right of survivorship. Mr. Nolan's address is c/o The Longview Group, LLC, 503
N. Walnut Road, Suite 300, Kennett Square, PA 19348. The Company believes that the issuance of these shares is invalid. The Company has alleged, among other things, fraudulent inducement of the issuance of such shares and failure of consideration therefor. The Company believes that it has taken all necessary and appropriate steps to prevent the illegal sale of such shares into the public market.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

James B. Hovis and Anne P. Hovis are husband and wife.

ITEM 13.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 30 days of the filing date of this Annual Report on Form 10-KSB. Based on that evaluation, its principal executive officer and principal financial officer has concluded that these controls and procedures are effective. There will be no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a)(1) Financial Statements.

The following financial statements are included in Part II, Item 7:

        Index to Consolidated Financial Statements

        Report of Independent Auditors                                      F-1

        Consolidated Balance Sheet as of March 31, 2003                     F-2

        Consolidated Statements of Operations for the years ended
         March 31, 2003 and 2002                                            F-3

        Consolidated Statements of Stockholders'Deficit for the
        years ended March 31, 2003 and 2002                                 F-4

        Consolidated Statements of Cash Flows for the years
         ended March 31, 2003 and 2002                                      F-6

        Notes to Consolidated financial statements

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

            10.28****   Bill of Sale dated December 1, 1998.

            23.1        Consent of Reznick Fedder and Silverman.*

            99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350. *

            99.3 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350. *

            *     Filed herewith

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

            ** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 (File No. 0-21079).

            *** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 (File No. 0-21079).

            **** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 (File No. 0-21079).

(b) Reports on Form 8-K.

Form 8-K, filed on July 10, 2003, to announce the dismissal of its independent auditors, Marcum & Kliegman and its intention to spin-off a portion of its business.

Form 8-K, filed on July 21, 2003, to announce the retention of its new independent auditors, Reznick Fedder & Silverman.

Form 8-K/A, filed on July __, 2003, amending the Form 8-K filed on July 2, 2003 to attach the required letter of Marcum & Kliegman LLP and to respond thereto.

Form 8-K, filed on April 16, 2004, to announce the termination of its independent auditors, Reznick, Fedder & Silverman, and the retention of its new independent auditors, Sherb & Co., LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 3rd day of January, 2005.

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

Signature                        Title                               Date
---------                        -----                               ----

/s/  James B. Hovis          President & CEO                   January 3, 2005
----------------------
James B. Hovis

/s/  Anne P. Hovis          Exec. Vice President, General      January 3, 2005
----------------------      Counsel & Secretary
Anne P. Hovis