Form 10QSB
period 2003-06-30
PHLO CORP
filed 2005-04-18
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

       For the quarter ended June 30, 2003 Commission File Number 0-21079

                                PHLO CORPORATION

        (Exact name of small business issuer as specified in its charter)

              Delaware                                         11-3314168
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

      6001-21 Argyle Forest Blvd.
                PMB #117
        Jacksonville, Florida                                  32244-5705
(Address of principal executive offices)                        (Zip code)

       Registrant's telephone number, including area code: (973) 691-9012

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

The number of shares outstanding of the issuer's common stock as of March 22, 2005, is 218,786,942.

                        PHLO CORPORATION AND SUBSIDIARIES

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2003

                                Table of Contents

                                                                    Page to Page
                                                                    ------------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of June 30, 2003       3
         (Unaudited)

         Condensed Consolidated Statements of Operations for the
         three months ended June 30, 2003 and 2002
         (Unaudited)                                                    4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended June 30, 2003 and 2002 (Unaudited)          5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                    6

Item 2.  Managements' Discussion and Analysis of Financial
         Condition and Results of Operations                            13

Item 3.  Controls and Procedures                                        15

PART II.  OTHER INFORMATION                                             15

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information

Item 6.  Exhibits

Signature

Certifications

                        PHLO CORPORATION AND SUBSIDARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                June 30, 2003

                                     ASSETS
CURRENT ASSETS
   Cash                                                                     $     27,531
   Inventory, at cost                                                            224,913
                                                                            ------------
           Total Current Assets                                                  252,444

PROPERTY PLANT & EQUIPMENT, Net                                                    1,277
                                                                            ------------

TOTAL ASSETS                                                                $    253,721
                                                                            ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable                                                            $    804,070
Accrued expenses and taxes                                                     1,817,291
Notes payable (Note C)                                                           591,500
Revolving credit line (Note B)                                                   129,701
Deferred revenue                                                                  12,025
                                                                            ------------

           Total Current Liabilities                                           3,354,587

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY (Note D)

Preferred stock 15,000,000 shares authorized:
Series A convertible stock, $0.0001 par value, 500,000 shares                         50
authorized, issued and outstanding (Liquidation preferences $100,000)
Series B non-convertible stock, none issued and outstanding --
Series C preferred convertible stock, $0.0001 par value 3,000,000
authorized, 1,333,304 shares outstanding (Liquidation preference $13,333)            133
Series C preferred convertible stock, 15,298 shares subscribed                         1
Common stock, $0.0001 par value, 250,000,000 shares authorized
94,695,275 shares issued and outstanding                                           9,469
Common stock, $0.0001 par value, 12,395,534 shares subscribed                      1,238
Additional paid-in capital                                                     9,171,385
Unearned Compensation                                                            (61,782)
Accumulated deficit                                                          (12,221,360)
                                                                            ------------
           Total Stockholders' Deficiency                                     (3,100,866)
                                                                            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                              $    253,721
                                                                            ============

   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                For the Three Months Ended June 30, 2003 and 2002

                                                    Three Months   Three Months
                                                   ----------------------------
                                                      2003            2002
                                                   ------------    ------------

REVENUES                                           $     94,745    $     17,418

COST OF REVENUES                                             --          33,149
                                                   ------------    ------------

   GROSS (LOSS) PROFIT                                   94,745         (15,731)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            246,863         256,198
                                                   ------------    ------------

   OPERATING (LOSS)                                    (152,118)       (271,929)

OTHER INCOME (EXPENSES)
  Interest expense                                      (25,725)        (32,010)
                                                   ------------    ------------

   TOTAL OTHER (EXPENSES) INCOME                        (25,725)        (32,010)

   LOSS BEFORE INCOME TAXES                            (177,843)       (303,939)

INCOME TAXES                                                 --              --
                                                   ------------    ------------

NET (LOSS)                                         $   (177,843)   $   (303,939)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           87,382,211      59,140,614

                                                   ============    ============

NET (LOSS)  PER SHARE (BASIC AND DILUTED)          $     (0.002)   $      (0.01)
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited) For the Three Months Ended June 30, 2003, and June 30, 2002

                                                                                 2003         2002
                                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                                    $(177,843)   $(303,939)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation - amortization of
  deferred compensation                                                          21,718        5,000
Common stock reimbursement to shareholder                                         1,001           --

Depreciation and amortization                                                       144        4,806
Changes in operating assets and liabilities:
         Accounts receivable                                                         --          384
         Inventory                                                              (53,784)      32,189
         Other current assets                                                        --       (1,669)
         Security deposits                                                           --       47,695
         Accounts payable                                                       164,488       15,721
         Accrued expenses and taxes                                              41,404       78,089
                                                                              ---------    ---------
NET CASH (USED IN) OPERATING ACTIVITIES                                          (2,872)    (121,724)
                                                                              ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES                                                  --           --
                                                                              ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from revolving note payable                                                 --      150,000
Proceeds from issuance of capital stock subscription                                 --       24,500
                                                                              ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                            --      174,500
                                                                              ---------    ---------
NET INCREASE(DECREASE) IN CASH                                                $ ( 2,872)   $  52,776

Cash and cash equivalents at the beginning of the period                         30,403       93,799
                                                                              ---------    ---------
Cash and cash equivalents at the end of the period                            $  27,531    $ 146,575
                                                                              =========    =========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                                      $      --    $      --

Income taxes paid                                                                    --           --
Amortization of deferred compensation                                            21,718        5,000



   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in the Phlo Corporation and Subsidiaries' annual report on Form 10-KSB for the year ended March 31, 2003.

Business and Basis of Presentation

Phlo Corporation, a Delaware corporation incorporated in December 1995, and its affiliates (hereinafter collectively referred to as the "Company") is a manufacturer of beverages and liquids containing patented and patent-pending biotechnologies, liquids with patented or patent-pending payloads for the U.S. Military, agencies of the United Nations, and humanitarian organizations. The Company is positioned as a biotechnology company which is using high volume distribution networks to commercialize its technology. Central to the Company's strategic development plan is the development, acquisition and/or exclusive licensing of proprietary technology, nutraceutical, biotechnological and/or pharmaceutical in nature, which the Company initially plans to convey to consumers through the use of liquid formulations and beverage systems. The Company is focusing its technology acquisition efforts on those technologies related to preventing or ameliorating cancer, reducing the effects of aging, and enhancing cognition and personal performance. The Company is currently conducting discussions with major companies related to the distribution of the Company's products or joint ventures pertaining to the Company's technology and products related thereto.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries and affiliates.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at June 30, 2003.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning afterJune 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - REVOLVING CREDIT FACILITY

In June, 2002, the Company closed a revolving credit facility with a one-year term which provides for advances of up to a maximum principal amount of $250,000, at the option of the lender, at an interest rate of 10% per annum, with each advance payable within 30 days. An initial advance was made in the amount of $150,000 and, in February 2003, a second advance was made in the amount of $70,000. Repayment of advances under the facility and a fee of $150,000 charged by the lender are secured by the Company's assets and are guaranteed by two officers of the Company. In connection with securing the repayment of the two advances under this facility, the Company issued a total of 11,700,000 shares of Common Stock. The Company did not repay the advances by the maturity date. As a result thereof, the lender has exercised its rights provided by the loan documents to sell shares of stock that were pledged as collateral for the repayment of advances pursuant to the credit facility. As of June 30, 2003 the sale of collateral has reduced the outstanding principal to $129,701.

NOTE C - NOTES PAYABLE

Notes payable as of June 30, 2003 consist of the following:

  Note payable with interest rate of 15% per annum. The note matured on May, 2003. The holder has agreed to extend
  the maturity date of the note to June 30, 2006.                                                                          $ 80,000

  Note payable with interest at a rate of 10%. The note matured on December 31, 2000, when principal and unpaid interest were due. In consideration of this loan and two prior bridge loans, the Company agreed to issue shares of the Company's common and convertible preferred stock to the holder representing approximately 200,000 shares of common stock on a fully converted basis. The holder has agreed to extend the maturity date of the note to June 30,
  2006.                                                                                                                     104,000

  Note payable in the original principal amount of $25,000 with interest at a rate of 10% per annum. The Note matured on July 2, 1999, when principal and unpaid interest was due. The note is currently in default, although partial payment has been made subsequent to the maturity date. No action has been taken against the Company to enforce the note. In connection with the note, the Company issued a warrant to purchase 5,000 shares of common stock at an
  exercise price of $0.04 per share.                                                                                         17,500

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE C - NOTES PAYABLE (Continued)

  (Continued)
  Note payable with interest accruing at a rate of 10%. Principal and interest were due in February 2001. In conjunction with this financing, the Company issued a warrant to purchase 200,000 shares of common stock at a
  exercise price of $0.50 per share. The holder agreed to extend the maturity date of the note to June 30, 2006.            100,000

  Note payable with interest at a rate of 10% per annum. Principal and interest were due in November 2000. In conjunction with this financing, the Company issued a warrant to purchase 300,000 shares of common stock at a
  exercise price of $0.50 per share. The Company, at its option, may pay the Note in common stock or equivalent. The        150,000
  Company has notified the holder that it has elected to pay the principal and interest due under the note by the issuance of 136,612 shares of common stock.

  Note payable with interest accruing at a rate of 10% per annum. Principal and interest were due in June 2001. In conjunction with this financing, a warrant to purchase 50,000 shares of common stock at an exercise price of $0.50 per share is issuable to this holder. The note holder has agreed to extend the maturity date of the note to June
  30, 2006 and in connection therewith, the Company has agreed to issue a warrant to purchase 25,000 shares of common
  $50,000 stock at an exercise price of $0.50 per share.                                                                     50,000

  Note payable in the original principal amount of $100,000, with an interest rate of 10% per annum. Principal and interest were due in July 2001. $50,000 of the loan was repaid in May, 2001. In conjunction with this financing, a warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share is issuable to the holder. An additional warrant to purchase 12,500 shares of the Common Stock at the same exercise price is issuable as a result of the Company's exercising its option to extend to October 2001 the maturity date of the note with respect to $50,000 of principal and all of the interest payable pursuant to the note. The holder has agreed to
  extend the maturity date of the note to June 30, 2006.                                                                     50,000

  In April, 2001, the Company was loaned $40,000. A promissory note has not yet been issued, as that amount was only a partial funding of the transaction. The note will provide an interest rate of 10% and a term of 120 days. A warrant will be issuable in conjunction with this financing, however, the amount of shares of common stock
  purchasable pursuant to the warrant will be determined once the full amount of the financing is established.               40,000
                                                                                                                             ------
  Total                                                                                                                   $ 591,500
  Less: current portion                                                                                                    (591,500)
                                                                                                                          ---------
  Long-term portion                                                                                                       $      --
                                                                                                                          =========

NOTE D - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with 500,000 shares designated as Series A convertible preferred stock with par value of $.0001 per share; and 500,000 shares designated as Series B non-convertible preferred stock with par value of $0.0001 per share; and 3,000,000 shares designated as Series C convertible preferred stock with par value of $.0001 per share. The Company also has authorized 250,000,000 shares of common stock with par value $0.0001 per share. As of June 30, 2003, the Company has 500,000 shares of Series A convertible preferred stock, 1,333,304 shares of Series C convertible preferred stock, and 94,695,275 shares of common stock issued and outstanding. The Company has no Series B non-convertible preferred stock issued and outstanding at June 30, 2003.

During the period ended June 30, 2003, the Company issued an aggregate of 938,761 shares of Common Stock which were previously subscribed. Additionally, the Company issued an aggregate of 10,013,334 shares of Common Stock to shareholders as reimbursement for common shares the shareholders previously owned, pledged as collateral for the Company's revolving credit line (Note B), and subsequently used to repay the outstanding principal of the loan. The Company charged to operations the reimbursement common shares issued at its par value during the period ended June 30, 2003.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE E - STOCK OPTIONS AND WARRANTS

Stock Options

As of February 19, 2003, the Company had determined that the prior management did not validly (under the applicable provisions (including Section 157) of the General Corporation Law of the State of Delaware) issue any of the options to purchase an aggregate of 1,613,333 shares of Common Stock which it had purportedly issued, and that, pursuant to Delaware law, these options are void. Therefore, the Company has removed such options from its records and shall not issue any shares of Common stock under such void options.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or non-compensatory warrants in connection with financing activities.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE E - STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)


                              Warrants Outstanding                                 Warrants Exercisable
                              --------------------                                 --------------------
                                       Weighted Average        Weighed                           Weighted
                        Number       Remaining Contractual     Average           Number           Average
 Exercise Prices      Outstanding        Life (Years)       Exercise Price    Exercisable      Exercise Price
 ---------------      -----------        ------------       --------------    -----------      --------------
$          2.00             50,000               3.00     $         2.00             50,000     $        2.00
      0.10~0.50          2,841,619               4.00               0.34          2,846,619              0.34
           0.09          1,000,000               7.00               0.09          1,000,000              0.09
     0.04~0.058          2,605,000               5.00              0.058          2,600,000             0.058
           0.03         33,629,487               5.00               0.03         33,629,487              0.03
                    --------------     --------------     --------------     --------------     -------------
                        40,126,106               4.98     $         0.06         40,126,106     $        0.06
                    ==============     ==============     ==============     ==============     =============


Transactions involving warrants are summarized as follows:

                                                     Weighted Average
                                 Number of Options    Price Per Share
                                 -----------------    ---------------
Outstanding at April 1, 2001           8,291,604      $        0.15
   Granted                            33,426,265               0.04
   Exercised                          (5,870,426)              0.13
   Cancelled or expired                       --                 --
                                  --------------      -------------
Outstanding at March 31, 2002         35,847,443      $        0.05
                                  ==============      =============
   Granted                             5,280,000               0.06
   Exercised                                  --                 --
   Cancelled or expired               (1,001,337)              0.50
                                  --------------      -------------
Outstanding at March 31, 2003         40,126,106      $        0.06
                                  ==============      =============
   Granted                                    --                 --
   Exercised                                  --                 --
   Cancelled or expired                       --                 --
                                  --------------      -------------
Outstanding at June 30, 2003          40,126,106      $        0.06
                                  ==============      =============


The Company did not grant any compensatory warrants to non-employees during the period ended June 30, 2003 and 2002. Amortization of deferred compensation for previously granted warrants issued in exchange for prepaid services fees amounted $21,718 and $5,000 for the period ended June 30, 2003 and 2002, respectively.

NOTE F - COMMITMENTS AND CONTINGENCIES

Loan Guarantee

Phlo Corporation is a guarantor of a loan obtained by an unrelated party in connection with a purchase agreement. In addition, payments of the loan are secured by the Company's assets. The amount outstanding on the loan at June 30, 2003 was approximately $65,000. Payment of the loan is secured by shares of common stock owned by the unrelated party. The holder of the loan has initiated legal action against the primary obligor and Phlo Corporation as guarantor, claiming outstanding principal, interest and late fees in the aggregate amount of approximately $105,000. The Company believes that it no longer has any liability under the guaranty as a result of the actions or inactions of the lender, including the lender's failure to mitigate its damages by selling collateral pledged by the primary obligor at a time when the value of such collateral exceeded all amounts due.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE F - COMMITMENTS AND CONTINGENCIES (Continued)

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

With respect to approximately $159,999 which is currently reflected as an accounts payable of the Company, the Company will vigorously dispute such amount and shall assert certain claims against the account creditor. The Company has been informed by counsel to the account creditor that the account creditor has obtained a default judgment in the amount of such payable. The Company has received no notice of the judgment, did not receive proper service of the initial complaint, and believes that the default judgment (if any) was not properly obtained. The Company will seek to set aside the default judgment and assert (as counterclaims) claims against the creditor in an aggregate amount significantly greater than the payable reflected on the Company's financial statements.

The Company is a party to certain other legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters and the matter referred to above will not have a material adverse effect on the Company's financial position or results of operations.

NOTE G - SUBSEQUENT EVENTS

Organization

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

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE F - COMMITMENTS AND CONTINGENCIES (Continued)

Financing

In June, 2004, an additional advance was made under the Company's revolving credit facility in the amount of $100,000. In conjunction therewith, the Company issued 2,000,000 shares of Common Stock which serve as collateral to secure repayment of advances made to the Company under the facility and the meeting of all obligations of the Company under the facility loan documents. Also in connection with such advance, the Company granted to the Lender the option, after the expiration of a period of one year from such advance, to take title to 1,785,715 shares (or any portion thereof) of such stock collateral.

In the quarter ended June 30, 2004, the Company issued 3,500,000 shares of Common Stock in exchange for the conversion by a debt holder of $46,000 of accrued interest and the waiver of a financing fee of $150,000 owed in connection with a prior advance.

In January, 2005, an additional advance was made under the Company's revolving credit facility in the amount of $40,000. In conjunction therewith, the Company issued 3,500,000 shares of Common Stock which serve as collateral to secure repayment of advances made to the Company under the facility and the meeting of all obligations of the Company under the facility loan documents. Also in connection with such advance, the Company granted to the Lender the option, after the expiration of a period of one year from such advance, to take title to 1,212,121 shares (or any portion thereof) of such stock collateral.

In April, 2005, an additional advance was authorized under the Company's revolving credit facility of up to $150,000, $90,000 of which has been advanced as of the date of this filing. In conjunction therewith, the Company issued 13,700,000 shares of Common Stock which serve as collateral to secure repayment of advances made to the Company under the facility and the meeting of all obligations of the Company under the facility loan documents. Also in connection with such advance, the Company granted to the Lender the option, after the expiration of a period of one year from such advance, to take title to 4,600,000 shares (or any portion thereof) of such stock collateral and agreed to deliver to the Lender, until such advance has been repaid, net proceeds received by the Company generated by the sale of its rehydration beverage of up to $50,000.

Equity

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

In the quarter ending March 31, 2005, in consideration of $35,000, the Company issued 1,750,000 shares of Common Stock.

In the quarter ending March 31, 2005, in connection with a financing and in consideration of guarantees and supplying of shares of stock as collateral in connection with financings, the Company issued 1,750,525 shares of Common Stock to officers of the Company.

In the quarter ending March 31, 2005, the Company issued 7,500,750 shares of Common Stock in connection with the provision of services related to the further development and enhancement of its intellectual property. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

During February through April, 2005, in consideration of $60,000, the Company issued 4,000,000 shares of Common Stock and agreed to issue warrants to purchase 250,000 shares of Common Stock at an exercise price per share of $0.02. In the quarter ending June 30, 2005, in connection with a financing and in consideration of guarantees and supplying of shares of stock as collateral in connection with financings, the Company issued 6,852,055 shares of Common Stock to officers of the Company.

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

OVERVIEW

The following discussion of the Company's financial condition as of June 30, 2003 and results of operations for the quarters ended June 30, 2003 and 2002 includes Phlo Corporation and its affiliates (collectively, the "Company") and should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this 10-QSB.

RECENT DEVELOPMENTS

The Company was granted a patent on its VEP/PPC technology. The Company has licensed VEP/PPC on an exclusive basis, worldwide, for all uses including nutraceutical, biotechnological, and pharmaceutical. The VEP/PC technology has been shown to be effective in repairing cell damage in all human tissues and in protecting cells from damage related to oxidative stress and exposure to toxins. Cell injury related to oxidative stress is associated with aging, cancer, emphysema, heart disease, Alzheimer's disease, alcoholic liver disease, and drug-induced tissue injury. The Company believes that, with clinical trials, VEP/PPC may have applications for treating such diseases.

During the fiscal quarter ended June 30, 2003, further tests were completed by some of the world's top scientists in the rehydration field confirming that Aquis is superior to current solutions formulated in accordance with the World Health Organization's most advanced specifications. Tests were conducted by a team of scientists at the International Center for Diarrheal Disease Research, Bangladesh ("ICDDRB") and demonstrate that the use of Aquis results in superior and faster absorption of both electrolytes and water as compared with the use of other leading oral rehydration solutions in the world, including those based on the World Health Organization's most advanced specifications. These results have been presented at two of the most highly regarded conferences in the world in the field of rehydration, the American Gastroenterological Association meeting in New Orleans, May 15, 2004 and the 10th Asian Conference on Diarrhoeal Diseases and Nutrition (10th ASCODD) in Dhaka, Bangladesh (December, 7-9 2003). Additionally, Aquis has a superior taste which is conducive to increased fluid intake by those drinking it. The ICDDRB pioneered the discovery of oral rehydration solutions and recently received the Gates Award for Global Health in recognition of this contribution.

During the fiscal quarter ended June 30, 2003, the Company continued its marketing efforts with respect to its recently-commercialized Oesis Personal Performance Spray Products. Oesis Personal Performance Spray Products contain the Company's patented Vitamin E phosphate/polyenylphosphatidylcholine ("VEP/PPC") preparation and the Company's biologically active micro-particle delivery system, delivered through 1-ounce sprays. Oesis Spray Products provide cellular membrane repair and protection from toxicants while creating focus and mental alertness without the secondary depression. Although, during this fiscal quarter, the Company gained approval for distribution of its Oesis Personal Performance Spray Products throughout the Eastern United States, in a distribution system involving over 15,000 customers in the United States and Canada, the Company determined that the technology contained in Oesis would be better suited for purchasers more concerned about maintaining top levels of performance for extended periods, such as the U.S. Military.

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

RESULTS OF OPERATIONS

The Company's revenues increased by $77,327 to $94,745 for the three month period ended June 30, 2003, as compared to revenues of $17,418 for the three month period ended June 30, 2002. There was no cost of sales for the three month period ended June 30, 2003, as compared to $33,149 for the three month period ended June 30, 2002, as the revenue generated during the quarter ended June 30, 2003, resulted from the receipt of product distribution rights fees rather than from product sales. The selling, general and administrative expenses for the three month period ended June 30, 2003 were $246,863 as compared to $256,198 for the comparable three month period during 2002. The Company's operating loss was $152,118 for the three month period ended June 30, 2003, a decrease of 44%, as compared with an operating loss of $271,929 for the three month period ended June 30, 2002.

The  Company   focused  its  efforts   during  the  quarter  on  marketing   its
newly-commercialized Oesis Personal Performance Spray Products, which were initially manufactured in March 2003, and in developing its marketing plan and establishing key marketing relationships with respect to its Aquis Rapid Response Rehydration beverages.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit increased by $396,010 during the quarter ended June 30, 2003, to $3,354,587. In addition, the Company's Stockholders' Deficiency increased from $2,957,156 to $3,100,866 during the same three month period.

During the fiscal year ending March 31, 2005 and beyond, the Company is taking steps to reduce or eliminate the Stockholders' Deficiency and to create a positive working capital position. The Company believes it is more likely than in prior years to raise substantial equity funds as a result of its expanded distribution base, the prospects for national and global distribution of its products and joint venture activities with major international entities, the existence now of three product lines containing commercialized biotechnology, the prospects for numerous additional products based on the Company's biotechnology foundation, and significantly increased scientific and commercialization capabilities. Finally, the Company has taken steps to convert certain existing debts into equity and will continue to pursue these steps.

While the Company has raised sufficient capital to meet its operating requirements in the past, additional financing is required in order to meet such operating requirements in the future. The Company can give no assurances that the necessary funding will be completed or, if completed, on terms favorable to the Company.

There can be no assurance that management's plans will be realized and therefore, until the present conditions referred to above are either removed or substantially improved, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's independent certified public accountants have stated in their report included in the Company's March 31, 2003 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Impact of Inflation

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Future increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.

CONTROLS AND PROCEDURES

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

      Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in Internal Controls Over Financial Reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                                     PART II

ITEM 1 LEGAL PROCEEDINGS

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

With respect to approximately $159,999 which is currently reflected as an accounts payable of the Company, the Company will vigorously dispute such amount and shall assert certain claims against the account creditor. The Company has been informed by counsel to the account creditor that the account creditor has obtained a default judgment in the amount of such payable. The Company has received no notice of the judgment, did not receive proper service of the initial complaint, and believes that the default judgment (if any) was not properly obtained. The Company will seek to set aside the default judgment and assert (as counterclaims) claims against the creditor in an aggregate amount significantly greater than the payable reflected on the Company's financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In April, 2003, the Company issued an aggregate of 66,667 shares of Common Stock to fulfill its obligations pursuant to an existing agreement. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933

In April through June,  2003,  the Company issued 938,761 shares of Common Stock
which  were  previously   subscribed.   These   transactions  were  exempt  from
registration pursuant to Section 4(2) of the Securities Act of 1933

In the quarter ended June 30, 2003, the Company issued 9,946,667 shares of Common Stock in order to fulfill its obligations pursuant to an existing agreement. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                Phlo Corporation

April 15, 2005                        By: /s/ James B. Hovis
                                          -------------------------------------
                                          James B. Hovis
                                          President and Chief Executive Officer