Form 10QSB
period 2003-09-30
PHLO CORP
filed 2005-04-25
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

     For the quarter ended September 30, 2003 Commission File Number 0-21079

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

The number of shares outstanding of the issuer's common stock as of April 15, 2005, is 233,418,542.

                        PHLO CORPORATION AND SUBSIDIARIES

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2003

                                Table of Contents


                                                                    Page to Page
                                                                    ------------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of
            September 30, 2003(Unaudited)                               3

         Condensed Consolidated Statements of Operations for the
         three and six months ended September 30, 2003 and 2002
         (Unaudited)                                                    4

         Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2003 and 2002
          (Unaudited) 5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                    6

Item 2.  Managements' Discussion and Analysis or Plan
         of Operation                                                   13

Item 3.  Controls and Procedures                                        15

PART II.  OTHER INFORMATION                                             15

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information

Item 6.  Exhibits


Signature

Certifications

                        PHLO CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                    September 30, 2003

                                         ASSETS

    CURRENT ASSETS
       Cash                                                                   $     81,376
       Inventory, at cost                                                          204,252
       Prepaid expense                                                              10,000
                                                                              ------------
               Total Current Assets                                                295,628

    PROPERTY PLANT & EQUIPMENT, Net                                                  1,133
                                                                              ------------

    TOTAL ASSETS                                                              $    296,761
                                                                              ============
                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

    CURRENT LIABILITIES

    Accounts payable                                                          $    889,443
    Accrued expenses and taxes                                                   1,879,216
    Notes payable (Note C)                                                         591,500
    Revolving credit line (Note B)                                                  99,717
    Deferred revenue                                                                12,025
                                                                              ------------

               Total Current Liabilities                                         3,471,901

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' DEFICIENCY (Note D)

Preferred stock 15,000,000 shares authorized:
Series A convertible stock, $0.0001 par value, 500,000 shares                           50
authorized, issued and outstanding (Liquidation preferences $100,000)
Series B non-convertible stock, none issued and outstanding                             --
Series C preferred convertible stock, $0.0001 par value 3,000,000
authorized, 1,333,304 shares outstanding (Liquidation preference $13,333)              133
Series C preferred convertible stock, 15,298 shares subscribed                           1
Common stock, $0.0001 par value, 250,000,000 shares authorized
120,695,275 shares issued and outstanding                                           12,069
Common stock, $0.0001 par value, 12,395,534 shares subscribed                        1,238
Additional paid-in capital                                                       9,216,319
Unearned Compensation                                                              (40,066)
Accumulated deficit                                                            (12,364,884)
                                                                              ------------
           Total Stockholders' Deficiency                                       (3,175,140)
                                                                              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $    296,761
                                                                              ============


   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
         For the Three and Six Months Ended September 30, 2003 and 2002



                                                Three Months      Three Months       Six Months        Six Months
                                               --------------------------------------------------------------------
                                                    2003              2002              2003              2002
                                               --------------    --------------    --------------    --------------
REVENUES                                       $      327,704    $       21,773    $      422,449    $       39,191

COST OF REVENUES                                           --            62,010                --            95,159
                                               --------------    --------------    --------------    --------------

   GROSS (LOSS) PROFIT                                327,704           (40,237)          422,449           (55,968)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          458,480           404,130           705,343           660,328
                                               --------------    --------------    --------------    --------------

   OPERATING (LOSS)                                  (130,776)         (444,367)         (282,894)         (716,296)
                                               --------------    --------------    --------------    --------------

OTHER INCOME (EXPENSES)
  Interest expense                                    (12,748)          (37,036)          (38,473)          (69,046)
                                               --------------    --------------    --------------    --------------

   TOTAL OTHER (EXPENSES) INCOME                      (12,748)          (37,036)          (38,473)          (69,046)
                                               --------------    --------------    --------------    --------------

   LOSS BEFORE INCOME TAXES                          (143,524)         (481,403)         (321,367)         (785,342)

INCOME TAXES                                               --                --                --                --
                                               --------------    --------------    --------------    --------------

NET (LOSS)                                     $     (143,524)   $     (481,403)   $     (321,367)   $     (785,342)
                                               ==============    ==============    ==============    ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        110,139,720        67,791,210        70,036,702        63,590,856

                                               ==============    ==============    ==============    ==============

NET (LOSS) PER SHARE (BASIC AND DILUTED)       $        (0.00)   $        (0.01)   $        (0.00)   $        (0.01)
                                               ==============    ==============    ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
       For the Six Months Ended September 30, 2003, and September 30, 2002


                                                           2003            2002
                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                             $   (321,367)   $   (785,342)

Adjustments to reconcile net loss to net cash used
  in operating activities:
Stock-based compensation - amortization of
  deferred compensation                                      43,432          91,134
Common stock reimbursement to shareholder                     3,551              --
Common stock issued for services                             15,000              --

Depreciation and amortization                                   288           9,612
Changes in operating assets and liabilities:
         Accounts receivable                                     --           9,093
         Inventory                                          (33,123)         88,689
         Other current assets                               (10,000)         (1,669)
         Security deposits                                       --          47,695
         Accounts payable                                   249,861           1,485
         Accrued expenses and taxes                         103,331         265,487
                                                       ----------------------------
NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES           50,973        (273,816)
                                                       ----------------------------


CASH FLOW FROM INVESTING ACTIVITIES                              --              --
                                                       ----------------------------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from revolving note payable                             --         150,000
Proceeds from issuance of equity securities                      --         104,980
Proceeds from issuance of capital stock subscription             --          44,074
                                                       ----------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        --         299,054
                                                       ----------------------------
NET INCREASE IN CASH                                   $     50,973    $     25,238

Cash and cash equivalents, beginning of the period           30,403          93,799
                                                       ----------------------------
Cash and cash equivalents, end of the period           $     81,376    $    119,037
                                                       ============================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest             $         --    $         --
Income taxes paid                                                --              --
Amortization of deferred compensation                        43,432          10,634


   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in the Phlo Corporation and Subsidiaries' annual report on Form 10-KSB for the year ended March 31, 2003.

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

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at September 30, 2003.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.


In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference

                        PHLO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.


On December 16, 2004, the FASB published SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.


On December 16, 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.


Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - REVOLVING CREDIT FACILITY

In June, 2002, the Company closed a revolving credit facility with a one-year term which provides for advances of up to a maximum principal amount of $250,000, at the option of the lender, at an interest rate of 10% per annum, with each advance payable within 30 days. An initial advance was made in the amount of $150,000 and, in February 2003, a second advance was made in the amount of $70,000. Repayment of advances under the facility and a fee of $150,000 charged by the lender are secured by the Company's assets and are guaranteed by two officers of the Company. In connection with securing the repayment of the two advances under this facility, the Company issued a total of 11,700,000 shares of Common Stock. The Company did not repay the advances by the maturity date. As a result thereof, the lender has exercised its rights provided by the loan documents to sell shares of stock that were pledged as collateral for the repayment of advances pursuant to the credit facility. As of September 30, 2003, the sale of collateral has reduced the outstanding principal to $99,717 (see Note G-Subsequent Events).

NOTE C - NOTES PAYABLE

Notes payable as of September 30, 2003 consist of the following:

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

                        PHLO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE C - NOTES PAYABLE (Continued)

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

                                                                                     ---------
  Total                                                                              $ 591,500
  Less: current portion                                                               (591,500)
                                                                                     ---------
  Long-term portion                                                                  $      --
                                                                                     =========


NOTE D - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with 500,000 shares designated as Series A convertible preferred stock with par value of $.0001 per share; 500,000 shares designated as Series B non-convertible preferred stock with par value of $0.0001 per share; and 3,000,000 shares designated as Series C convertible preferred stock with par value of $.0001 per share. The Company also has authorized 250,000,000 shares of common stock with par value $0.0001 per share. As of September 30, 2003, the Company has 500,000 shares of Series A convertible preferred stock, 1,333,304 shares of Series C convertible preferred stock, and 120,695,275 shares of common stock issued and outstanding. The Company has no Series B non-convertible preferred stock issued and outstanding at September 30, 2003.

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

                        PHLO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE D - CAPITAL STOCK (continued)

In July, 2003, the Company issued 666,667 shares of Common Stock in order to fulfill its obligations pursuant to an agreement.

In the quarter ended September 30, 2003, the Company issued 25,333,333 shares of Common Stock in order to fulfill its obligations pursuant to an existing agreement.


NOTE E - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or non-compensatory warrants in connection with financing activities.

                              Warrants Outstanding                                 Warrants Exercisable
                              --------------------                                 --------------------

                                         Weighted Average       Weighed                         Weighted
                             Number    Remaining Contractual     Average          Number        Average
    Exercise Prices       Outstanding      Life (Years)      Exercise Price   Exercisable   Exercise Price
    ---------------       -----------      ------------      --------------    -----------   --------------
          $    2.00            50,000           3.00               $ 2.00            50,000        $   2.00
          0.10~0.50         2,841,619           4.00                 0.34         2,846,619            0.34
               0.09         1,000,000           7.00                 0.09         1,000,000            0.09
         0.04-0.058         2,605,000           5.00                0.058         2,600,000           0.058
               0.03        33,629,487           5.00                 0.03        33,629,487            0.03
                           ----------           ----               ------        ----------       ---------
                           40,126,106           4.98               $ 0.06        40,126,106       $    0.06
                           ==========      =========               ======        ==========       =========


Transactions involving warrants are summarized as follows:

                                                    Weighted Average
                                 Number of Options  Price Per Share
Outstanding at April 1, 2001
                                       8,291,604    $       0.15
   Granted                            33,426,265            0.04
   Exercised                          (5,870,426)           0.13
   Cancelled or expired                       --              --
                                    ------------    ------------
Outstanding at March 31, 2002         35,847,443    $       0.05
                                    ============    ============

   Granted                             5,280,000            0.06
   Exercised                                  --              --
   Cancelled or expired               (1,001,337)           0.50
                                    ------------    ------------
Outstanding at March 31, 2003         40,126,106    $       0.06
                                    ============    ============

   Granted                                    --              --
   Exercised                                  --              --
   Cancelled or expired
                                    ------------    ------------
Outstanding at September 30, 2003     40,126,106    $       0.06
                                    ============    ============


The Company did not grant any compensatory warrants to non-employees during the six month periods ended September 30, 2003 and 2002. Amortization of deferred compensation for previously granted warrants issued in exchange for prepaid services fees amounted to $43,432 and $10,634 for the six month periods ended September 30, 2003 and 2002, respectively.

                        PHLO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE E - STOCK OPTIONS AND WARRANTS (continued)

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


NOTE F - COMMITMENTS AND CONTINGENCIES

Loan Guarantee

Phlo Corporation is a guarantor of a loan obtained by an unrelated party in connection with a purchase agreement. In addition, payments of the loan are secured by the Company's assets. The amount outstanding on the loan at September 30, 2003 was approximately $65,000. Payment of the loan is secured by shares of common stock owned by the unrelated party. The holder of the loan has initiated legal action against the primary obligor and Phlo Corporation as guarantor, claiming outstanding principal, interest and late fees in the aggregate amount of approximately $105,000. The Company believes that it no longer has any liability under the guaranty as a result of the actions or inactions of the lender, including the lender's failure to mitigate its damages by selling collateral pledged by the primary obligor at a time when the value of such collateral exceeded all amounts due.

                        PHLO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE G - SUBSEQUENT EVENTS

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

In April, 2005, an additional advance was authorized under the Company's revolving credit facility of up to $150,000, $90,000 of which has been advanced as of the date of this filing. In conjunction therewith, the Company issued 13,700,000 shares of Common Stock which serve as collateral to secure repayment of advances made to the Company under the facility and the meeting of all obligations of the Company under the facility loan documents. Also in connection with such advance, the Company granted to the Lender the option, after the expiration of a period of one year from such advance, to take title to 4,600,000 shares (or any portion thereof) of such stock collateral ; agreed to deliver to the Lender, until such advance has been repaid, net proceeds received by the Company generated by the sale of its rehydration beverage of up to $50,000; and agreed to increase the interest rate with respect to the current advance and the outstanding principal balance on prior advances from 10% to 12%.

Equity

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

In the quarter ended March 31, 2005, in consideration of $35,000, the Company issued 1,750,000 shares of Common Stock.

In the quarter ended March 31, 2005, in connection with a financing and in consideration of guarantees and supplying of shares of stock as collateral in connection with financings, the Company issued 1,750,525 shares of Common Stock to officers of the Company.

                        PHLO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE G - SUBSEQUENT EVENTS (continued)

In the quarter ended March 31, 2005, the Company issued 7,500,750 shares of Common Stock in connection with the provision of services related to the further development and enhancement of its intellectual property.

 During February through April, 2005, in consideration of $60,000, the Company issued 4,000,000 shares of Common Stock and agreed to issue warrants to purchase 250,000 shares of Common Stock at an exercise price per share of $0.02.

In April 2005, the Company issued 454,545 shares of Common Stock previously subscribed.

In April 2005 in consideration for extended payment terms relating to a Company obligation, the Company agreed to extend the expiration date of a warrant issued to the obligee from March 2005 to March 2007. Additionally, the number of shares of the Common Stock purchasable pursuant to the warrant was increased from 200,000 shares to 750,000 shares and the warrant exercise price was reduced from $0.05 to $0.03.

In the quarter ending June 30, 2005, in connection with a financing and in consideration of guarantees and supplying of shares of stock as collateral in connection with financings, the Company issued 6,852,055 shares of Common Stock to officers of the Company.

Cash Dividend:

In September , 2003, the Company announced that the necessary actions had been authorized for the payment by one of the operating companies in the Company's corporate group of a cash dividend to shareholders of the Company in the form of a pro rata interest in five percent (5%) of any qualifying net revenues generated by the future sales of the Company's oral rehydration solution products to the United States Military ("Net Revenue Interest").

The Net Revenue Interest is payable to the beneficial owners of record of the Company's common stock as the October 17, 2003 (the "Record Date"), on a quarterly basis, during a period of five years from the initial cash distribution. The pro rata share of the Net Revenue Interest of the Company's shareholders shall be based on their beneficial ownership of the Common Stock as of March 15, 2004 (the "Certificate Exchange Date"). The dividend shall be paid out of funds that are legally available thereof in accordance with applicable law.

Shareholders were required to exchange certificates representing their Common Stock for certificates which indicate their eligibility to receive a pro rata share of the Net Revenue Interest (the "NRI Certificates") so long as the holder owns such shares. The Net Revenue Interest is proportionately reduced as and if shareholders sell or transfer the shares represented by the NRI Certificates.

To date, no cash dividends have been paid, and no assurances can be made with respect to whether such orders from the United States Military will actually materialize and with respect to the size or value of any such orders which are actually received.

Item 2.

PHLO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

The following discussion of the Company's financial condition as of September 30, 2003 and results of operations for the three and six months ended September 30, 2003 and 2002 includes Phlo Corporation and its affiliates (collectively, the "Company") and should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this 10-QSB.

RECENT DEVELOPMENTS

The Company was granted a patent on its VEP/PPC technology. The Company has licensed VEP/PPC on an exclusive basis, worldwide, for all uses including nutraceutical, biotechnological, and pharmaceutical. The VEP/PPC technology has been shown to be effective in repairing cell damage in all human tissues and in protecting cells from damage related to oxidative stress and exposure to toxins. Cell injury related to oxidative stress is associated with aging, cancer, emphysema, heart disease, Alzheimer's disease, alcoholic liver disease, and drug-induced tissue injury. The Company believes that, with clinical trials, VEP/PPC may have applications for treating such diseases.

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

During the fiscal quarter ended September 30, 2003, the Company continued its marketing efforts with respect to its recently-commercialized Oesis Personal Performance Spray Products. Oesis Personal Performance Spray Products contain the Company's patented Vitamin E phosphate/polyenylphosphatidylcholine ("VEP/PPC") preparation and the Company's biologically active micro-particle delivery system, delivered through 1-ounce sprays. Oesis Spray Products provide cellular membrane repair and protection from toxicants while creating focus and mental alertness without the secondary depression. Although, during the prior quarter, the Company gained approval for distribution of its Oesis Personal Performance Spray Products throughout the Eastern United States, in a distribution system involving over 15,000 customers in the United States and Canada, the Company determined that the technology contained in Oesis would be better suited for purchasers more concerned about maintaining top levels of performance for extended periods, such as the U.S. Military.

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

RESULTS OF OPERATIONS

The Company's revenues increased by $305,931 to $327,704 for the three month period ended September 30, 2003, as compared to revenues of $21,773 for the three month period ended September 30, 2002. For the six month period ended September 30, 2003, the Company's revenues increased by $383,258 to $422,449, as compared to revenues of $39,191 for the six month period ended September 30, 2002.There was no cost of sales for the three and six month periods ended September 30, 2003, as compared to $62,010 and $95,159 for the three and six month periods ended September 30, 2002, as the revenue generated during the periods ended September 30, 2003, resulted from the receipt of product distribution rights fees rather than from product sales. The selling, general and administrative expenses for the three and six month periods ended September 30, 2003 were $458,480 and $705,343,respectively, as compared to $404,130 and $660,328 for the comparable three and six month periods during 2002. The Company's operating loss was $130,776 and $282,894 for the three and six month periods ended September 30, 2003, a decrease of 71% and 61%, as compared with an operating loss of $444,367 and $716,296 for the comparable periods ended September 30, 2002.

The Company focused its efforts during the period on marketing its newly-commercialized Oesis Personal Performance Spray Products, which were initially manufactured in March 2003, and in developing its marketing plan and establishing key marketing relationships with respect to its Aquis Rapid Response Rehydration beverages.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit increased by $217,696 during the six month period ended September 30, 2003, to $3,1762,273. In addition, the Company's Stockholders' Deficiency increased from $2,957,156 to $3,175,140 during the same six month period.

During the fiscal year ending March 31, 2006, the Company is taking steps to reduce or eliminate the Stockholders' Deficiency and to create a positive working capital position. The Company believes it is more likely than in prior years to raise substantial equity funds as a result of its expanded distribution base, the prospects for national and global distribution of its products and joint venture activities with major international entities, the existence now of three product lines containing commercialized biotechnology, the prospects for numerous additional products based on the Company's biotechnology foundation, and significantly increased scientific and commercialization capabilities. Finally, the Company has taken steps to convert certain existing debts into equity and will continue to pursue these steps.

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


Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.


Item 3.

CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

                                     PART II

ITEM 1  LEGAL PROCEEDINGS

The Company is a party to certain legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters and the matter referred to above will not have a material adverse effect on the Company's financial position or results of operations.

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

In the quarter ended September 30, 2003, the Company issued 25,333,333 shares of Common Stock in order to fulfill its obligations pursuant to an existing agreement. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.


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



                                Phlo Corporation


April 22, 2005                         By: /s/ James B. Hovis
                                           -------------------------------------
                                           James B. Hovis
                                           President and Chief Executive Officer