Form 10QSB
period 2003-12-31
PHLO CORP
filed 2005-05-02
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

     For the quarter ended December 31, 2003 Commission File Number 0-21079

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

                        PHLO CORPORATION AND SUBSIDIARIES

                     Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ending December 31, 2003

                                Table of Contents


                                                                    Page to Page
                                                                    ------------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of
            December 31, 2003(Unaudited)                                      3

         Condensed Consolidated Statements of Operations for the
         three and nine months ended December 31, 2003 and 2002
         (Unaudited)                                                          4

         Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2003 and 2002
          (Unaudited)                                                         5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                          6

Item 2.  Managements' Discussion and Analysis or Plan
         of Operation                                                        12

Item 3.  Controls and Procedures                                             14

PART II.  OTHER INFORMATION                                                  14

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 6.  Exhibits


Signature

Certifications

                        PHLO CORPORATION AND SUBSIDARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                December 31, 2003

                                     ASSETS

CURRENT ASSETS
   Cash                                                                 $     31,134
   Inventory, at cost                                                        135,390
   Prepaid expense                                                            34,392
                                                                        ------------
           Total Current Assets                                              200,916

PROPERTY PLANT & EQUIPMENT, Net                                                3,397
                                                                        ------------

TOTAL ASSETS                                                            $    204,313
                                                                        ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable                                                        $    920,732
Accrued expenses and taxes                                                 1,936,484
Notes payable (Note C)                                                       591,500
Revolving credit line (Note B)                                                99,717
Deferred revenue                                                              12,025
                                                                        ------------

           Total Current Liabilities                                       3,560,458

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY (Note D)

Preferred stock 15,000,000 shares authorized:
Series A convertible stock, $0.0001 par value, 500,000 shares                     50
authorized, issued and outstanding (Liquidation preferences $100,000)
Series B non-convertible stock, none issued and outstanding                       --
Series C preferred convertible stock, $0.0001 par value 3,000,000 authorized, 1,333,304 shares outstanding (Liquidation preference
$13,333)                                                                         133
Series C preferred convertible stock, 15,298 shares subscribed                     1
Common stock, $0.0001 par value, 250,000,000 shares authorized
132,695,275 shares issued and outstanding                                     13,270
Common stock, $0.0001 par value, 12,395,534 shares subscribed                  1,238
Additional paid-in capital 9,330,120 Unearned Compensation                   (18,350)
Accumulated deficit                                                      (12,682,607)
                                                                        ------------
           Total Stockholders' Deficiency                                 (3,356,145)
                                                                        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          $    204,313
                                                                        ============


      The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
         For the Three and Nine Months Ended December 31, 2003 and 2002


                                                Three Months      Three Months       Nine Months      Nine Months
                                               --------------------------------    --------------------------------
                                                    2003              2002              2003              2002
                                               --------------    --------------    --------------    --------------
REVENUES                                       $      120,374    $           --    $      542,823    $       39,191

COST OF REVENUES                                           --            38,849                --           134,008
                                               --------------    --------------    --------------    --------------

   GROSS (LOSS) PROFIT                                120,374           (38,849)          542,823           (94,817)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          419,265           288,245         1,124,608           948,573
                                               --------------    --------------    --------------    --------------

   OPERATING (LOSS)                                  (298,890)         (327,094)         (581,784)       (1,043,390)
                                               --------------    --------------    --------------    --------------
OTHER INCOME (EXPENSES)

  Other Income                                             --           318,369                --           318,369
  Financing Cost                                           --          (214,205)               --          (214,205)
  Interest expense                                    (18,832)          (32,369)          (57,304)         (101,405)
                                               --------------    --------------    --------------    --------------

   TOTAL OTHER (EXPENSES) INCOME                      (18,832)           71,805           (57,304)            2,759
                                               --------------    --------------    --------------    --------------
   LOSS BEFORE INCOME TAXES                          (317,723)         (255,289)         (639,089)       (1,040,631)

INCOME TAXES                                               --                --                --                --
                                               --------------    --------------    --------------    --------------

NET (LOSS)                                     $     (317,723)   $     (255,289)   $     (639,089)   $   (1,040,631)
                                               ==============    ==============    ==============    ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        127,361,942        72,776,800       109,100,905        66,639,831
                                               ==============    ==============    ==============    ==============

NET (LOSS)  PER SHARE (BASIC AND DILUTED)      $        (0.00)   $        (0.00)   $        (0.01)   $        (0.02)
                                               ==============    ==============    ==============    ==============


      The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
              For the Nine Months Ended December 31, 2003 and 2002


                                                              2003            2002
                                                          ------------    ------------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net (Loss)                                             $   (639,089)   $ (1,040,631)

   Adjustments to reconcile net loss to net cash used
     in operating activities:
   Stock-based compensation - amortization of
     deferred compensation                                      65,148         173,920
   Common stock reimbursement to shareholders                  118,551              --
   Common stock issued for services                             15,000              --
   Financing cost                                                   --         214,205
   Gain on satisfaction of judgment                                 --        (318,369)
   Depreciation and amortization                                   651          14,418

   Changes in operating assets and liabilities:
            Accounts receivable                                     --           9,093
            Inventory                                           35,739          32,020
            Other current assets                               (34,392)         (1,669)
            Security deposits                                       --          47,695
            Accounts payable                                   281,153          66,319
            Accrued expenses and taxes                         160,597         328,436
                                                          ------------    ------------
   NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES            3,358        (474,563)
                                                          ------------    ------------


   CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment                                        (2,627)             --
                                                          ------------    ------------
   NET CASH (USED IN) FINANCING ACTIVITIES                      (2,627)             --
                                                          ------------    ------------

   CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from revolving note payable                             --         150,000
   Proceeds from long-term debt                                     --          80,000
   Proceeds from issuance of equity securities                      --         214,054
   Proceeds from issuance of capital stock subscription             --              --
                                                          ------------    ------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                        --         444,054
                                                          ------------    ------------
   NET INCREASE (DECREASE) IN CASH                        $        731    $    (30,509)

   Cash and cash equivalents, beginning of the period           30,403          93,799
                                                          ------------    ------------
   Cash and cash equivalents, end of the period           $     31,134    $     63,290
                                                          ============    ============

   Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for interest              $         --    $         --
Income taxes paid                                                   --              --
Amortization of deferred compensation                           65,148          13,451

      The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in the Phlo Corporation and Subsidiaries' annual report on Form 10-KSB for the year ended March 31, 2003.

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

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at December 31, 2003.

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


In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements


Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.


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

NOTE B - REVOLVING CREDIT FACILITY

In June, 2002, the Company closed a revolving credit facility with a one-year term which provides for advances of up to a maximum principal amount of $250,000, at the option of the lender, at an interest rate of 10% per annum, with each advance payable within 30 days. An initial advance was made in the amount of $150,000 and, in February 2003, a second advance was made in the amount of $70,000. Repayment of advances under the facility and a fee of $150,000 charged by the lender are secured by the Company's assets and are guaranteed by two officers of the Company. In connection with securing the repayment of the two advances under this facility, the Company issued a total of 11,700,000 shares of Common Stock. The Company did not repay the advances by the maturity date. As a result thereof, the lender has exercised its rights provided by the loan documents to sell shares of stock that were pledged as collateral for the repayment of advances pursuant to the credit facility. As of December 31, 2003, the sale of collateral has reduced the outstanding principal to $99,717 (see Note G-Subsequent Events).

NOTE C - NOTES PAYABLE

Notes payable as of December 31, 2003 consist of the following:

Note payable with interest rate of 15% per annum. The note matured on May, 2003.
Subsequent to the date of the financial statements, the holder agreed to extend
the maturity date of the note to June 30, 2006.                                       $ 80,000

Note payable with interest at a rate of 10%. The note matured on December 31,
2000, when principal and unpaid interest were due. In consideration of this loan and two prior bridge loans, the Company agreed to issue shares of the Company's common and convertible preferred stock to the holder representing approximately
200,000 shares of common stock on a fully converted basis. Subsequent to the date of the financial statements, the holder agreed to extend the maturity date
of the note to June 30, 2006.                                                          104,000

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


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

Note payable with interest accruing at a rate of 10%. Principal and interest were due in February 2001. In conjunction with this financing, the Company issued a warrant to purchase 200,000 shares of common stock at a exercise price of $0.50 per share. Subsequent to the date of the financial statements, the
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

Note payable in the original principal amount of $100,000, with an interest rate of 10% per annum. Principal and interest were due in July 2001. $50,000 of the loan was repaid in May, 2001. In conjunction with this financing, a warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share is issuable to the holder. An additional warrant to purchase 12,500 shares of the Common Stock at the same exercise price is issuable as a result of the
Company's exercising its option to extend to October 2001 the maturity date of the note with respect to $50,000 of principal and all of the interest payable pursuant to the note. Subsequent to the date of the financial statements, the
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
                                                                                       =========


NOTE D - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with 500,000 shares designated as Series A convertible preferred stock with par value of $.0001 per share; 500,000 shares designated as Series B non-convertible preferred stock with par value of $0.0001 per share; and 3,000,000 shares designated as Series C convertible preferred stock with par value of $.0001 per share. The Company also has authorized 250,000,000 shares of common stock with par value $0.0001 per share. As of December 31, 2003, the Company has 500,000 shares of Series A convertible preferred stock, 1,333,304 shares of Series C convertible preferred stock, and 132,695,275 shares of common stock issued and outstanding. The Company has no Series B non-convertible preferred stock issued and outstanding at December 31, 2003.

In April, 2003, the Company issued 66,667 shares of Common Stock to fulfill its obligations pursuant to an existing agreement.

In April through June, 2003, the Company issued 938,761 shares of Common Stock which were previously subscribed.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE D - CAPITAL STOCK (continued)

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

NOTE E - STOCK WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or non-compensatory warrants in connection with financing activities.

                              Warrants Outstanding                                 Warrants Exercisable
                              --------------------                                 --------------------
                                          Weighted Average        Weighed                      Weighted
    Exercise Prices          Number     Remaining Contractual     Average        Number         Average
                          Outstanding       Life (Years)       Exercise Price  Exercisable   Exercise Price
                          -----------       ------------       --------------  -----------   --------------
       $       2.00            50,000           3.00               $ 2.00            50,000        $   2.00
          0.10~0.50         2,841,619           4.00                 0.34         2,846,619            0.34
               0.09         1,000,000           7.00                 0.09         1,000,000            0.09
         0.04-0.058         2,605,000           5.00                0.058         2,600,000           0.058
               0.03        33,629,487           5.00                 0.03        33,629,487            0.03
                           ----------           ----               ------      ------------       ---------
                           40,126,106           4.98               $ 0.06        40,126,106       $    0.06
                           ==========        =======               ======      ============       =========

Transactions involving warrants are summarized as follows:

                                                       Weighted Average
                                    Number of Options   Price Per Share
                                    -----------------   ---------------

      Outstanding at April 1, 2001          8,291,604    $       0.15
         Granted                           33,426,265            0.04
         Exercised                         (5,870,426)           0.13
         Cancelled or expired                      --              --
      Outstanding at March 31, 2002        35,847,443    $       0.05
                                         ============    ============
         Granted                            5,280,000            0.06
         Exercised                                 --              --
         Cancelled or expired              (1,001,337)           0.50
                                         ------------    ------------
      Outstanding at March 31, 2003        40,126,106    $       0.06
                                         ============    ============
         Granted                                   --              --
         Exercised                                 --              --
         Cancelled or expired                      --              --
                                         ------------    ------------
      Outstanding at December 31, 2003     40,126,106    $       0.06
                                         ============    ============


The Company did not grant any compensatory warrants to non-employees during the six month period ended December 31, 2003 and 2002. Amortization of deferred compensation for previously granted warrants issued in exchange for prepaid services fees amounted $65,148 and $13,451 for the nine month periods ended December 31, 2003 and 2002, respectively.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE E - STOCK WARRANTS  AND OPTIONS (continued)

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

NOTE F - COMMITMENTS AND CONTINGENCIES

Loan Guarantee

Phlo Corporation is a guarantor of a loan obtained by an unrelated party in connection with a purchase agreement. In addition, payments of the loan are secured by the Company's assets. The amount outstanding on the loan at December 31, 2003 was approximately $65,000. Payment of the loan is secured by shares of common stock owned by the unrelated party. The holder of the loan has initiated legal action against the primary obligor and Phlo Corporation as guarantor, claiming outstanding principal, interest and late fees in the aggregate amount of approximately $105,000. The Company believes that it no longer has any liability under the guaranty as a result of the actions or inactions of the lender, including the lender's failure to mitigate its damages by selling collateral pledged by the primary obligor at a time when the value of such collateral exceeded all amounts due.

Litigation

The Securities and Exchange Commission instituted public administrative and cease and desist proceedings against Phlo Corporation ("Phlo"), its President James B. Hovis, and its Executive Vice President, Anne P. Hovis, on April 21, 2005, alleging violations by Phlo Corporation related to certain transfer agent regulations and related to the late filing of its required periodic reports. (See Part II, Item 1.)

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

In April, 2005, an additional advance was authorized under the Company's revolving credit facility of up to $150,000, $90,000 of which has been advanced as of the date of this filing. In conjunction therewith, the Company issued 13,700,000 shares of Common Stock which serve as collateral to secure repayment of advances made to the Company under the facility and the meeting of all obligations of the Company under the facility loan documents. Also in connection with such advance, the Company granted to the Lender the option, after the expiration of a period of one year from such advance, to take title to 4,600,000 shares (or any portion thereof) of such stock collateral; agreed to deliver to the Lender, until such advance has been repaid, net proceeds received by the Company generated by the sale of its rehydration beverage of up to $50,000; and agreed to increase the interest rate with respect to the current advance and the outstanding principal balance on prior advances from 10% to 12%.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE G - SUBSEQUENT EVENTS (continued)

Equity

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

In April 2005, the Company issued 454,545 shares of Common Stock previously subscribed.

In April 2005 in consideration for extended payment terms relating to a Company obligation, the Company agreed to extend the expiration date of a warrant granted the recipient from March 2005 to 2007. Additionally, the numbers of shares of the Company's common stock purchasable pursuant to the warrant were increased from 200,000 shares to 750,000 shares and a decrease in the warrant exercise price from $0.05 to $0.03.

In the quarter ending June 30, 2005, in connection with a financing and in consideration of guarantees and supplying of shares of stock as collateral in connection with financings, the Company issued 6,852,055 shares of Common Stock to officers of the Company.

Cash Dividend

In September, 2003, the Company announced that the necessary actions had been authorized for the payment by one of the operating companies in the Company's corporate group of a cash dividend to shareholders of the Company in the form of a pro rata interest in five percent (5%) of any qualifying net revenues generated by the future sales of the Company's oral rehydration solution products to the United States Military ("Net Revenue Interest").

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

OVERVIEW

The following discussion of the Company's financial condition as of December 31, 2003 and results of operations for the three and nine months ended December 31, 2003 and 2002 includes Phlo Corporation and its affiliates (collectively, the "Company") and should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this 10-QSB.

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

During the fiscal quarter ended December 31, 2003, the Company continued its marketing efforts with respect to its recently-commercialized Oesis Personal Performance Spray Products. Oesis Personal Performance Spray Products contain the Company's patented Vitamin E phosphate/polyenylphosphatidylcholine ("VEP/PPC") preparation and the Company's biologically active micro-particle delivery system, delivered through 1-ounce sprays. Oesis Spray Products provide cellular membrane repair and protection from toxicants while creating focus and mental alertness without the secondary depression. Although, during the prior quarter, the Company gained approval for distribution of its Oesis Personal Performance Spray Products throughout the Eastern United States, in a distribution system involving over 15,000 customers in the United States and Canada, the Company determined that the technology contained in Oesis would be better suited for purchasers more concerned about maintaining top levels of performance for extended periods, such as the U.S. Military.

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

RESULTS OF OPERATIONS

The Company's revenues were $120,374 for the three month period ended December 31, 2003, as compared to no revenues for the three month period ended December 31, 2002. For the nine month period ended December 31, 2003, the Company's revenues increased by $503,632 to $542,823, as compared to revenues of $39,191 for the nine month period ended December 31, 2002.There were no cost of sales for the three and nine month periods ended December 31, 2003, as compared to $38,849 and $134,008 for the three and nine month periods ended December 31, 2002, as the revenue generated during the three and nine month periods ended December 31, 2003, resulted from the receipt of product distribution rights fees rather than from product sales. The selling, general and administrative expenses for the three and nine month periods ended December 31, 2003 were $419,265 and $1,124,608,respectively, as compared to $288,245 and $948,573 for the comparable three and nine month periods during 2002. The Company's operating loss was $298,891 and $581,785 for the three and nine month periods ended December 31, 2003, a decrease of 9% and 44%, as compared with an operating loss of $327,094 and $1,043,390 for the comparable periods ended December 31, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit increased by $400,965 during the nine month period ended December 31, 2003, to $3,359,542. In addition, the Company's Stockholders' Deficiency increased from $2,957,156 to $3,356,145 during the same nine month period.

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


Item 3.

CONTROLS AND PROCEDURES

   Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

   Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Quarterly Report, the Company conducted an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

   Changes in Internal Controls Over Financial Reporting. There was no change in the Company's internal controls, which are included within disclosure controls and procedures, during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

The Securities and Exchange Commission instituted public administrative and cease and desist proceedings against Phlo Corporation ("Phlo"), its President James B. Hovis, and its Executive Vice President, Anne P. Hovis, on April 21, 2005, alleging violations by Phlo Corporation related to certain transfer agent regulations and related to the late filing of its required periodic reports.

More specifically, the Division of Enforcement has alleged the violation by Phlo of Sections 17A(d)(1) and 17(b)(1) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rules 17Ad-2 (which requires transfer agents to turnaround within three business days of receipt at least 90% of all routine items received for transfer during a month) and 17Ad-5 (which requires transfer agents to respond within five business days to any written inquiry regarding the status of items presented for transfer within the preceding six months) thereunder. The Division of Enforcement also alleged that Anne Hovis aided and abetted such violations.

The Division also alleges that Phlo violated Section 13(a) of the Exchange Act, and Rules 13a-1 and 13a-13 thereunder (which require the filing of annual and quarterly reports with the SEC), and alleged that James Hovis aided and abetted such violations.

According to the SEC Order initiating the proceeding, a hearing will be held to determine whether the allegations are true; to provide Phlo and James and Anne Hovis with an opportunity to establish defenses thereto; and to determine what, if any, remedial sanctions should be imposed, which could possibly include the imposition of civil penalties, the issuance of cease and desist orders, and the revocation or suspension for a period not to exceed 12 months of the registration of Phlo's securities.

The Company disputes all allegations made by the Division of Enforcement (except for the fact that Phlo did not timely make certain periodic filings). However, the Company expects to be completely current in its financial reporting prior to a hearing on the merits of this matter. The

Company has also provided to the SEC evidence of the existence of extraordinary circumstances related to its former outside auditing firms resulting in Phlo not being able to maintain timely financial filings. As a result of these factors, the Company believes that it will be able to resolve this matter prior to a proceeding on the merits. However, if the Company is unable to resolve this matter, it will vigorously defend all allegations.

Finally, the Company can make no assurances with respect to the outcome of this matter.

The Company is a party to certain other legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the period covered by this report, we issued shares of our common stock as follows:

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

In July, 2003, the Company issued 666,667 shares of Common Stock in order to fulfill its obligations pursuant to an agreement. In the quarter ended September 3, 2003, the Company issued 25,333,333 shares of Common Stock in order to fulfill its obligations pursuant to an existing agreement.

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

                               Phlo Corporation

May 2, 2005                            By: /s/ James B. Hovis
                                           -------------------------------------
                                           James B. Hovis
                                           President and Chief Executive Officer