Form 10KSB
period 2004-03-31
PHLO CORP
filed 2005-07-08
CIK 1012130

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       |X| Annual Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                                     For the

                        fiscal year ended March 31, 2004.

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

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenues for its most recent fiscal year were $784,896.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of June 30, 2005, was approximately $1,855,922.

The outstanding number of shares of the issuer's common stock as of June 30, 2005 was 245,586,259.

                                TABLE OF CONTENTS

Item Number                                                               Page

   PART I

1. Business ............................................................

2. Properties ..........................................................

3. Legal Proceedings ...................................................

4. Submission of Matters to a Vote of Security Holders .................

   PART II

5. Market for the Registrant's Common Equity and Related
   Shareholder Matters .................................................

6. Management's Discussion and Analysis or Plan of Operations ..........

7. Financial Statements and Footnotes ..................................

8. Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure ................................................

8A Controls and Procedures .............................................

   PART III

9. Directors and Executive Officers ....................................

10. Executive Compensation .............................................

11. Security Ownership of Certain Beneficial Owners and Management .....

12. Certain Relationships and Related Transactions .....................

13. Exhibits ...........................................................

14. Principal Accounting Fees and Services .............................

    Signatures .........................................................

    Certifications .....................................................

                                     PART I

                     RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ substantially from such forward-looking statements. Forward-looking statements include underlying assumptions and other statements that are other than historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Item 1. BUSINESS

General

Phlo Corporation, a Delaware corporation incorporated in December 1995, and its affiliates (hereinafter collectively referred to as the "Company") is a manufacturer of beverages and liquids containing patented and patent-pending biotechnologies. The Company markets its products to distributors, which offer the products for sale in high volume chain stores, such as supermarkets and drug and convenience stores. Additionally, the Company develops liquids with patented or patent-pending payloads for the U.S. Military, agencies of the United Nations, and humanitarian organizations. The Company is positioned as a biotechnology company which is using high volume distribution networks to commercialize its technology. Central to the Company's strategic development plan is the development, acquisition and/or exclusive licensing of proprietary technology, nutraceutical, biotechnological and/or pharmaceutical in nature, which the Company initially plans to convey to consumers through the use of liquid formulations and beverage systems. The Company is focusing its technology acquisition efforts on those technologies related to preventing or ameliorating cancer, reducing the effects of aging, and enhancing cognition and personal performance.

The Company was granted a patent on its Vitamin E phosphate/polyenylphosphatidylcholine ("VEP/PPC") technology. The Company has licensed VEP/PPC on an exclusive basis, worldwide, for all uses including nutraceutical, biotechnological, and pharmaceutical. The VEP/PPC technology has been shown to be effective in repairing cell damage in all human tissues and in protecting cells from damage related to oxidative stress and exposure to toxins. Cell injury related to oxidative stress is associated with aging, cancer, emphysema, heart disease, Alzheimer's disease, alcoholic liver disease, and drug-induced tissue injury. The Company believes that, with clinical trials, VEP/PPC may have applications for treating such diseases.

During the fiscal quarter ended June 30, 2003, further tests were completed by some of the world's top scientists in the rehydration field confirming that Aquis Rapid Response Rehydration is superior to current solutions formulated in accordance with the World Health Organization's most advanced specifications. Tests were conducted by a team of scientists at the International Center for Diarrheal Disease Research, Bangladesh ("ICDDRB") and demonstrate that the use of Aquis results in superior and faster absorption of both electrolytes and water as compared with the use of other leading oral rehydration solutions in the world, including those based on the World Health Organization's most advanced specifications. These results have been presented at two of the most highly regarded conferences in the world in the field of rehydration, the American Gastroenterological Association meeting in New Orleans, May 15, 2004 and the 10th Asian Conference on Diarrhoeal Diseases and Nutrition (10th ASCODD) in Dhaka, Bangladesh (December, 7-9 2003). Additionally, Aquis has a superior taste which is conducive to increased fluid intake by those drinking it. The ICDDRB pioneered the discovery of oral rehydration solutions and recently received the Gates Award for Global Health in recognition of this contribution. At the end of the fiscal year reported on herein, the Company was preparing to conduct its first commercial production of Aquis.

During the fiscal quarter ended December 31, 2003, the Company continued its marketing efforts with respect to its recently-commercialized Oesis Personal Performance Spray Products. Oesis Personal Performance Spray Products contain the Company's patented VEP/PPC preparation and the Company's biologically active micro-particle delivery system, delivered through 1-ounce sprays. Oesis Spray Products provide cellular membrane repair and protection from toxicants while creating focus and mental alertness without the secondary depression. Although, during the prior quarter, the Company gained approval for distribution of its Oesis Personal Performance Spray Products throughout the Eastern United States, in a distribution system involving over 15,000 customers in the United States and Canada, the Company determined that the technology contained in Oesis would be better suited for purchasers more concerned about maintaining top levels of performance for extended periods, such as the U.S. Military.

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

Financing Activities

During the fiscal year ended March 31, 2004, the Company raised $590,382, net of costs and fees, in the private placement of equity.

Recent Developments

The Company was granted a patent on its Vitamin E phosphate/polyenylphosphatidylcholine ("VEP/PPC") technology. The Company has licensed VEP/PPC on an exclusive basis, worldwide, for all uses including nutraceutical, biotechnological, and pharmaceutical. The VEP/PPC technology has been shown to be effective in repairing cell damage in all human tissues and in protecting cells from damage related to oxidative stress and exposure to toxins. Cell injury related to oxidative stress is associated with aging, cancer, emphysema, heart disease, Alzheimer's disease, alcoholic liver disease, and drug-induced tissue injury. The Company believes that, with clinical trials, VEP/PPC may have applications for treating such diseases.

During the fiscal quarter ended June 30, 2003, further tests were completed by some of the world's top scientists in the rehydration field confirming that Aquis Rapid Response Rehydration is superior to current solutions formulated in accordance with the World Health Organization's most advanced specifications. Tests were conducted by a team of scientists at the International Center for Diarrheal Disease Research, Bangladesh ("ICDDRB") and demonstrate that the use of Aquis results in superior and faster absorption of both electrolytes and water as compared with the use of other leading oral rehydration solutions in the world, including those based on the World Health Organization's most advanced specifications. These results have been presented at two of the most highly regarded conferences in the world in the field of rehydration, the American Gastroenterological Association meeting in New Orleans, May 15, 2004 and the 10th Asian Conference on Diarrhoeal Diseases and Nutrition (10th ASCODD) in Dhaka, Bangladesh (December, 7-9 2003). Additionally, Aquis has a superior taste which is conducive to increased fluid intake by those drinking it. The ICDDRB pioneered the discovery of oral rehydration solutions and recently received the Gates Award for Global Health in recognition of this contribution. At the end of the fiscal year, the Company was preparing to conduct its first commercial production of Aquis.

During the fiscal quarter ended December 31, 2003, the Company continued its marketing efforts with respect to its recently-commercialized Oesis Personal Performance Spray Products. Oesis Personal Performance Spray Products contain the Company's patented VEP/PPC preparation and the Company's biologically active micro-particle delivery system, delivered through 1-ounce sprays. Oesis Spray Products provide cellular membrane repair and protection from toxicants while creating focus and mental alertness without the secondary depression. Although, during the prior quarter, the Company gained approval for distribution of its Oesis Personal Performance Spray Products throughout the Eastern United States, in a distribution system involving over 15,000 customers in the United States and Canada, the Company determined that the technology contained in Oesis would be better suited for purchasers more concerned about maintaining top levels of performance for extended periods, such as the U.S. Military.

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

Product Overview

The Company's Oesis Personal Performance Spray Products contain the Company's patented VEP/PPC preparation and the Company's biologically active micro-particle delivery system, delivered through 1-ounce sprays. Oesis Spray Products provide cellular membrane repair and protection from toxicants while creating focus and mental alertness without the secondary depression. The Company completed its first full-scale production of the Spray Products in March, 2003. Oesis Personal Performance Sprays were manufactured in three flavors, Lemon Mint, Cherry Vanilla Mint, and Passion Fruit. The Spray Products were marketed to the major natural food chains, the major chain and independent convenience stores, drug stores, mass merchandisers, and supermarkets. Subsequent to the fiscal year, the Company redirected its marketing focus with respect to Oesis to government/military fronts. The Company believes that the technology contained in the Oesis products would be ideal for use in a performance product, particularly one containing caffeine and carbohydrates, to be marketed to the U.S. Military.

The Company's Aquis Rapid Response Rehydration System ("Aquis") has been shown, in tests conducted by some of the world's top scientists in the rehydration field, to be superior to current solutions formulated in accordance with the World Health Organization's most advanced specifications. Aquis is being marketed initially to institutional purchasers (including the U.S. Military, foreign governments, agencies of the United Nations, and non-profit organizations, including any humanitarian organizations). There are two formulations of Aquis, one of which is directed to rehydration (available in Orange, Grape, Lemon-Lime and Tropical Punch flavors) and one of which addresses diarrhea caused by diseases such as dysentery and cholera (available in Strawberry flavor). Dehydration from these causes is a major problem for the U.S. Military, resulting in tremendous costs both in terms of dollars and loss of active personnel. These diseases also bring suffering and death to millions of people in many parts of the world today. Both types of Aquis contain the Company's proprietary, biologically active micro-particle delivery system. At the end of the fiscal year, the Company was preparing to conduct its first commercial production of Aquis.

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

Marketing and Distribution

The Company markets its products to distributors, who offer the products for sale in high volume chain stores, such as supermarkets and drug and convenience stores. Additionally, the Company develops products for use by the U.S. Military which are also suitable for sale to agencies of the United Nations, humanitarian organizations, allied foreign militaries, and other institutional purchasers. The Company is positioned as a biotechnology company which is using high volume distribution networks to commercialize its technology.

Industry Overview/Competition

The Company's Oesis Personal Performance Spray Products are based on a patented biotechnology which is unlike any other on the market. Oesis is unique in its ability to stimulate cellular membrane repair. Additionally, unlike other dietary supplements that are taken in pill form, Oesis' micro-particle delivery system allows its beneficial effects to quickly reach cells throughout the body, rather than being destroyed by the acidic environment of the stomach.

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

Management and Employees

As of March 31, 2004, the Company had two employees.

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

Item 2. PROPERTIES.

The Company is currently leasing office space in Washington, DC on a month-to-month basis for $4,124 per month. The Company considers its premises adequate for its purposes in the immediate future.

Item 3. LEGAL PROCEEDINGS.

The Company has been involved in a number of lawsuits related to claims arising through the normal course of business, including claims that have been reduced to judgments. These judgments and certain other claims as of March 31, 2004 are as follows:

(a) The Company is involved in litigation related to an agreement it entered into for investment banking services. The Company executed a promissory note in the principal amount of $500,000 which represents a bridge loan as part of an agreement by an investment banking firm to provide at least $2.5 million in financing. The financing did not occur. The bridge note holder sued for equitable relief, claiming that it is due a warrant to purchase 1 million shares of the Company's common stock. The Company disputes any obligation to issue such warrant. Pursuant to the terms of the note, the Company issued a warrant in full payment of the principal and interest thereunder. Although the Company initially appeared in the action, it subsequently suffered a default judgment. The Company believes that it has grounds to bring a separate action against the judgment creditor (which has gone out of business) and related persons and entities.

(b) The Company was involved in litigation with a former officer and director of the Company. The former officer and director claimed, among other things, breach of contract based on his allegation that he had exercised options to purchase the Company's Common Stock but that the Company had not issued the Common Stock. The U.S. District Court found that he had not properly exercised his options. The former officer and director again attempted to exercise, then filed an order to show cause why the Company should not be held in contempt for failing to issue shares of stock, and the District Court again found that he had not properly exercised his options. The former officer and director attempted to exercise his options yet a third time and filed another order to show cause why the Company should not be held in contempt for failing to issue shares of stock. After a full briefing of the legal issues, the former officer and director has withdrawn his motion (order to show cause). The Company has determined, based on new information that has come to its attention, that the options issued to the former officer and director (which were issued by former management of the Company) are void. The Company also believes that it has substantial claims against the former officer and director, which it will pursue at the appropriate time if it determines the prosecution of such claims to be in the best interest of the Company and its shareholders.

(c) With respect to approximately $159,999 which is currently reflected as an accounts payable of the Company, the Company will vigorously dispute such amount and shall assert certain claims against the account creditor. The Company has been informed by counsel to the account creditor that the account creditor has obtained a default judgment in the amount of such payable. The Company has received no notice of the judgment, did not receive proper service of the initial complaint, and believes that the default judgment (if any) was not properly obtained. The Company will seek to set aside the default judgment and assert (as counterclaims) claims against the creditor in an aggregate amount significantly greater than the payable reflected on the Company's financial statements.

(d) The Securities and Exchange Commission instituted public administrative and cease and desist proceedings against Phlo Corporation ("Phlo"), its President James B. Hovis, and its Executive Vice President, Anne P. Hovis, on April 21, 2005, alleging violations by Phlo Corporation related to certain transfer agent regulations and related to the late filing of its required periodic reports. More specifically, the Division of Enforcement has alleged the violation by Phlo of Sections 17A(d)(1) and 17(b)(1) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rules 17Ad-2 (which requires transfer agents to turnaround within three business days of receipt at least 90% of all routine items received for transfer during a month) and 17Ad-5 (which requires transfer agents to respond within five business days to any written inquiry regarding the status of items presented for transfer within the preceding six months) thereunder. The Division of Enforcement also alleged that Anne Hovis aided and abetted such violations.

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

The Company disputes all allegations made by the Division of Enforcement (except for the fact that Phlo did not timely make certain periodic filings). However, the Company expects to be completely current in its financial reporting prior to a determination of the merits of this matter. The Company has also provided to the SEC evidence of the existence of extraordinary circumstances related to its former outside auditing firms resulting in Phlo not being able to maintain timely financial filings. As a result of these factors, the Company believes that it will be able to resolve this matter prior to a proceeding on the merits. However, if the Company is unable to resolve this matter, it will vigorously defend all allegations.

Finally, the Company can make no assurances with respect to the outcome of this matter.

(e) The Company is currently engaged in litigation with a contract research and development facility. The Company terminated its agreement with the R&D facillity, asserting that the facility had breached its agreement with the Company and committed fraud, and the Company demanded payment from the R&D facility as required by the agreement. Moreover, the Company insisted that an independent scientific lab perform an audit of the work allegedly performed by the R&D facility for the Company (for which the Company has rendered substantial consideration, including $225,000 in cash). As a defensive measure, the R&D facility initiated legal action claiming breach of contract. The Company has asserted as counterclaims breach of contract, fraud, and negligence. As this litigation is in its initial stages, the Company can make no assurances with respect to the outcome of this matter.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the holders of the Company's common stock during its fiscal year ended March 31, 2004.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company was first traded on the OTC Bulletin Board on the effectiveness of the Company's Initial Public Offering on July 31, 1996, under the symbol "PYMB". On April 20, 1999, the Company changed its trading symbol to "PHLC" to reflect the change in the Company's name to Phlo Corporation. The common stock of the Company is quoted and traded on the Pink Sheets.

The following table indicates the high and low bid prices for the common stock of the Company for the period April 1, 2003, to March 31, 2004, based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

There were no cash dividends declared on the common stock for the fiscal years ended March 31, 2004 and 2003.

--------------------------------------------------------------------------------
                                        Common Stock
--------------------------------------------------------------------------------
                     Year Ended 3/31/04                 Year Ended 3/31/03
--------------------------------------------------------------------------------
Quarter             High             Low                High            Low
--------------------------------------------------------------------------------
First Quarter      $0.045           $0.01               $0.34           $0.13
--------------------------------------------------------------------------------
Second Quarter     $0.065           $0.015              $0.19           $0.06
--------------------------------------------------------------------------------
Third Quarter      $0.027           $0.006              $0.08           $0.03
--------------------------------------------------------------------------------
Fourth Quarter     $0.095           $0.008              $0.045          $0.015
--------------------------------------------------------------------------------

On March 31, 2004, the closing price of the Common Stock as reported on the Pink Sheets was $0.083. As of March 31, 2004, the Company had approximately 1,400 beneficial holders of record of its shares of Common Stock.

During the fiscal year ended March 31, 2004, the Company raised $590,382 in a private placement, and issued 666,667 shares of common stock in exchange for services, each in reliance on various exemptions available under the Securities Act.

Item 6.

PHLO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------

SAFE HARBOR STATEMENT

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, business strategy, and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking phrases such as "anticipates", "intends", "expects", "plans", "believe", "estimates", or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2004 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

The Company's forward-looking statements represent its judgment only on the dates such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed, or unanticipated events or circumstances.

OVERVIEW

The following discussion of the Company's financial condition as of March 31, 2004 and results of operations for the years ended March 31, 2004 includes Phlo Corporation and its affiliates (collectively, the "Company") and should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

The Company's revenues were $784,896 for the Company's fiscal year ended March 31, 2004, as compared to sales of $45,858 the fiscal year ended March 31, 2003. The selling, general and administrative expenses for the fiscal year ended March 31, 2004 increased to $3,604,419 from $2,228,141 for the fiscal year ended March 31, 2003. The Company's net loss increased to $2,893,137 from $2,442,974 for the Company's prior fiscal year.

There was no cost of sales for the year ended March 31, 2004, as compared to $11,312 for the year ended March 31, 2003, as the revenue generated during the year ended March 31, 2004, resulted from the receipt of product distribution rights fees rather than from product sales.

The Company focused its efforts during the year on marketing its newly-commercialized Oesis Personal Performance Spray Products, which were initially manufactured in March 2003, and in developing its marketing plan and establishing key marketing relationships with respect to its Aquis Rapid Response Rehydration beverages.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

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

On December 16, 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended March 31, 2004, the Company's working capital deficit increased by $1,057,648 to $3,232,225. In addition, the Company's Stockholders' Deficiency increased from $2,957,156 to $3,613,191.

During the fiscal year ended March 31, 2005, and beyond, the Company is taking steps to reduce or eliminate the Stockholders' Deficiency and to create a positive working capital position. The Company believes it is more likely than in prior years to raise substantial financing as a result of its expanded distribution base, the prospects for national and global distribution of its products and joint venture activities with major international entities, the existence now of three product lines containing commercialized biotechnology, the prospects for numerous additional products based on the Company's biotechnology foundation, and significantly increased scientific and commercialization capabilities. Finally, the Company has taken steps to convert certain existing debts into equity and will continue to pursue these steps.

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

The Company's independent certified public accountants have stated in their report included in the Company's March 31, 2004 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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

REVENUE RECOGNITION

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

STOCK BASED COMPENSATION

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at March 31, 2004.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact, if any, that this statement will have on Company's consolidated financial statements.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not maintain off-balance sheet arrangements, nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              FINANCIAL STATEMENTS

                             MARCH 31, 2004 AND 2003

                         FORMING A PART OF ANNUAL REPORT

                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                                PHLO CORPORATION

                                PHLO CORPORATION

                          Index to Financial Statements

                                                                            Page
Report of Registered Independent Public Accounting Firm                      F-3
Report of Registered Independent Public Accounting Firm                      F-4
Balance Sheet at March 31, 2004                                              F-5
Statements of Losses for the years ended March 31, 2004 and 2003             F-6
Statements of Deficiency in Stockholders' Equity for the years
  ended March 31, 2004 and 2003                                              F-7
Statements of Cash Flows for the years ended
  March 31, 2004 and 2003                                              F-8 - F-9
Notes to Consolidated Financial Statements                           F-10 - F-26

             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors
Phlo Corporation
Jacksonville, Florida

      We have audited the consolidated balance sheet of Phlo Corporation (the "Company"), as of March 31, 2004, and the related consolidated statements of loss, deficiency in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

      We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company has suffered recurring losses from operations and the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    /s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    -------------------------------------------
                                       Russell Bedford Stefanou Mirchandani LLP

McLean, Virginia
July 8, 2005

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

                                        /s/ Sherb & Co., LLP

New  York,  New  York                   Certified  Public Accountants
December 30, 2004

                                PHLO CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 2004

                                     ASSETS

CURRENT ASSETS

Cash                                                                               $     69,309
Prepaid Expense (Note D)                                                                400,000
                                                                                   ------------

   Total Current Assets                                                                 469,309

PROPERTY AND EQUIPMENT, Net (Note C)                                                      3,034
                                                                                   ------------

      TOTAL ASSETS                                                                 $    472,343
                                                                                   ============

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable and accrued liabilities (Note E)                                 $  3,445,989
 Notes payable, current portion (Note G)                                                207,500
 Revolving credit line (Note F)                                                          48,045
                                                                                   ------------
       Total Current Liabilities                                                      3,701,534

NOTES PAYABLE, LONG-TERM (Note G)                                                       384,000
                                                                                   ------------
       TOTAL LIABILITIES                                                              4,085,534

COMMITMENTS AND CONTINGENCIES (Note N)                                                       --

DEFICIENCY IN STOCKHOLDERS' EQUITY (Note H)
   Preferred stock, 15,000,000 authorized:
     Series A convertible stock, $0.0001 par value, 500,000 Shares
       authorized, issued and outstanding (liquidation preference $100,000)                  50
     Series B non-convertible stock, none issued and outstanding                             --
     Series C convertible stock, $0.0001 par value, 3,000,000 shares
       authorized, 1,333,304 shares outstanding (liquidation preference $13,333)            133
     Series C Convertible stock, 15,298 shares subscribed                                     1
   Common stock, $0.0001 par value, 250,000,000 shares authorized,
     195,128,609 shares issued and outstanding                                           19,512
   Common stock, $0.0001 par value, 12,395,534 shares subscribed                          1,239
   Additional paid-in capital                                                        11,302,528
   Accumulated deficit                                                              (14,936,654)
                                                                                   ------------
       TOTAL DEFICIENCY IN STOCKHOLDERS' EQUITY                                      (3,613,191)
                                                                                   ------------
       TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY                    $    472,343
                                                                                   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        PHLO CORPORATION AND AFFILIATES

                        CONSOLIDATED STATEMENTS OF LOSSES

                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                     2004            2003
                                                -------------    -------------
SALES, net                                      $     784,896    $      45,858
COST OF SALES, net                                         --           11,312
                                                -------------    -------------
       GROSS PROFIT                                   784,896           34,546

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                           3,604,419        2,228,141
                                                -------------    -------------
       LOSS FROM OPERATIONS                        (2,819,523)      (2,193,595)
                                                -------------    -------------
OTHER INCOME (EXPENSE)
 Interest expense, net                                (73,614)        (249,379)
                                                -------------    -------------
       TOTAL OTHER EXPENSE                            (73,614)        (249,379)

 Provision for income taxes (benefit)                      --               --
                                                -------------    -------------
       NET LOSS                                 $  (2,893,137)   $  (2,442,974)
                                                =============    =============

Weighted Average Number of Shares Outstanding

  (Basic and Diluted) (Note K)                    124,771,025       71,495,714
                                                =============    =============

Net Loss Per Share (Basic and Diluted)          $       (0.02)   $       (0.03)
                                                =============    =============


  The accompanying notes are an integral part of these consolidated financial statements.

                         PHLO CORPORATION AND AFFILIATES

          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003


                                                     Series A                           Series B
                                                  Preferred Stock                    Preferred Stock
                                            ---------------------------        ----------------------------
                                               Shares         Amount              Shares          Amount
                                            ------------   ------------        ------------    ------------
Balance April 1, 2002                            500,000   $         50                                  --

Amortization of unearned compensation                                --                                  --

Conversion of preferred C to common stock                            --                                  --

Issuance of shares for loan collateral                               --                                  --

Common stock subscription and sales                                  --                                  --

Issuance of common stock for services                                --                                  --

Issuance of stock to officers                                        --                                  --

Common stock subscription                                            --                                  --

Issuance of warrants for services                                    --                                  --

Repayment of line of credit                                          --                                  --

Net loss                                                             --                                  --
                                            ------------   ------------        ------------    ------------
Balance March 31,2003                            500,000             50                  --              --

Amortization of unearned compensation                                --                                  --

Issuance of common stock                                             --                                  --

Issuance of shares for loan collateral                               --                                  --

Issuance of common stock for services                                --                                  --

Issuance of stock to officers                                        --                                  --
Common stock subscription                                            --                                  --

Repayment of line of credit                                          --                                  --

Net loss                                                             --                                  --
                                            ------------   ------------        ------------    ------------

Balance March 31,2004                            500,000   $         50                  --              --
                                            ============   ============        ============    ============


                                                Preferred C Stock                  Series C
                                                    Subscribed                   Preferred Stock
                                            ----------------------------   ----------------------------
                                               Shares          Amount         Shares          Amount
                                            ------------    ------------   ------------    ------------
Balance March 31, 2002                            15,298    $          1       1,369,897   $        137

Amortization of unearned compensation                                 --                             --

Conversion of preferred C to common stock                             --        (36,587)             (4)

Issuance of shares for loan collateral                                --                             --

Common stock subscription and sales                                   --                             --

Issuance of common stock for services                                 --                             --

Issuance of stock to officers                                         --                             --

Common stock subscription                                             --                             --

Issuance of warrants for services                                     --                             --

Repayment of line of credit                                           --                             --

Net loss                                                              --                             --
                                            ------------    ------------   ------------    ------------
Balance March 31,2003                             15,298               1       1,333,304            133

Amortization of unearned compensation                                 --                             --

Issuance of common stock                                              --                             --

Issuance of shares for loan collateral                                --                             --

Issuance of common stock for services                                 --                             --

Issuance of stock to officers                                         --                             --
Common stock subscription                                             --                             --

Repayment of line of credit                                           --                             --

Net loss                                                              --                             --
                                            ------------    ------------   ------------    ------------

Balance March 31,2004                             15,298    $          1       1,333,304   $        133
                                            ============    ============   ============    ============


                                                  Common Stock
                                                    Subscribed
                                            ----------------------------
                                               Shares          Amount
                                            ------------    ------------
Balance March 31, 2002                        15,533,929    $      1,553

Amortization of unearned compensation                                 --

Conversion of preferred C to common stock                             --

Issuance of shares for loan collateral                                --

Common stock subscription and sales            1,353,902             135

Issuance of common stock for services             31,746               3

Issuance of stock to officers                         --              --

Common stock subscription                     (3,585,282)           (359)

Issuance of warrants for services                     --              --

Repayment of line of credit                           --              --

Net loss                                              --              --
                                            ------------    ------------
Balance March 31,2003                         13,334,295           1,332

Amortization of unearned compensation                                 --

Issuance of common stock                                              --

Issuance of shares for loan collateral                                --

Issuance of common stock for services                                 --

Issuance of stock to officers                                         --
Common stock subscription                       (938,761)            (93)

Repayment of line of credit

Net loss                                                              --
                                            ------------    ------------

Balance March 31,2004                         12,395,534    $      1,239
                                            ============    ============


  The accompanying notes are an integral part of these consolidated financial
                                   Statements.

                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                  Common Stock           Unearned         Paid-In      Accumulated
                                              Shares        Amount      Compensation      Capital         Deficit          Total
                                           -----------   ------------   ------------    ------------    ------------    -----------
Balance March 31, 2002                      43,557,106   $      4,355   $    (45,000)   $  8,000,778    $ (9,600,543)   $(1,638,669)

Amortization of unearned compensation               --         56,402             --              --          56,402

Conversion of preferred C to common stock    3,658,772            366             --            (362)             --             --

Issuance of shares for loan collateral      11,700,000          1,170             --         317,199              --        318,369

Common stock subscription and sales          5,576,941            557             --         243,361              --        244,053

Issuance of common stock for services        2,211,032            221             --          75,776              --         76,000

Issuance of stock to officers               13,454,047          1,345             --         253,935              --        255,280

Common stock subscription                    3,585,282            359             --              --              --             --

Issuance of warrants for services                                  --        (94,900)        190,400              --         95,500

Repayment of line of credit                                        --             --          78,882              --         78,882

Net loss                                                           --             --              --      (2,442,974)    (2,442,974)
                                           -----------   ------------   ------------    ------------    ------------    -----------

Balance March 31,2003                       83,743,180          8,373        (83,498)      9,159,969     (12,043,517)    (2,957,157)

Amortization of unearned compensation               --         83,498             --              --          83,498

Issuance of common stock                    29,250,000          2,925             --         587,457              --        590,382

Issuance of shares to fulfill
  existing agreements                       45,460,000          4,546             --          (4,546)             --             --

Issuance of common stock for services        8,125,000            813             --         166,688              --        167,500

Issuance of stock to officers               27,611,668          2,761             --       1,299,889              --      1,302,650
Common stock subscription                      938,761             94             --              --              --             --

Repayment of line of credit                                        --             --          93,072              --         93,072

Net loss                                                           --             --              --      (2,893,138)    (2,893,138)
                                           -----------   ------------   ------------    ------------    ------------    -----------

Balance March 31,2004                      195,128,609   $     19,512   $         --    $ 11,302,528    $(14,936,654)   $(3,613,191)
                                           ===========   ============   ============    ============    ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         PHLO CORPORATION AND AFFILIATES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                            2004           2003
                                                        -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                               $(2,893,137)   $(2,442,974)
                                                        -----------    -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:

    Stock-based compensation - amortization of
       deferred compensation (Note I)                        83,498        173,920
    Common stock reimbursement to officers (Note H)       1,302,650             --
    Common stock for services                               167,500             --
    Depreciation and amortization (Note C)                    1,014         30,097
    Write off and allowance for inventories                 517,153             --
Changes in operating assets and liabilities
    Accounts receivable                                          --         26,665
    Inventory                                              (346,023)       (77,876)
    Security deposit                                             --         55,764
    Accounts payable and accrued expenses, net            1,030,524         80,257
    Deposit on bond                                              --         49,756
    Deferred revenue                                        (12,026)        12,026
    Prepaid expense (Note D)                               (400,000)            --
    Due from related party                                       --        107,284
                                                        -----------    -----------
       NET CASH USED IN OPERATING ACTIVITIES               (548,849)      (985,081)
                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                                       (2,627)            --
                                                        -----------    -----------
       NET CASH USED IN INVESTING ACTIVITIES                 (2,627)            --
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt                                    --         80,000
 Proceeds from revolving note payable                            --        220,000
 Proceeds from issuance of equity securities (Note H)       590,382        700,567
 Repayment of debt                                               --        (78,882)
                                                        -----------    -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES            590,382        921,695
                                                        -----------    -----------
       NET INCREASE (DECREASE) IN CASH                       38,906        (63,396)
CASH - Beginning                                             30,403         93,799
                                                        -----------    -----------
CASH - Ending                                           $    69,309    $    30,403
                                                        ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                        PHLO CORPORATION AND AFFILIATES

                   For the Years Ended March 31, 2004 and 2003

--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                        2004            2003
                                                      --------        -------
Cash paid for interest                                $  --           $  --
                                                      --------        -------
Cash paid for income taxes                            $  --           $  --
                                                      ========        =======

Non-cash and financing activities:

During the year ended March 31, 2004, the sale of shares pledged as collateral for the repayment of advances pursuant to the credit facility reduced the outstanding principal by $93,072.

  The accompanying notes are an integral part of these consolidated financial statements.

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

Phlo Corporation, a Delaware corporation incorporated in December 1995, (hereinafter referred to as the "Company") is a manufacturer of beverages and liquids containing patented and patent-pending biotechnologies. The Company markets its products to distributors, which offer the products for sale in high volume chain stores, such as supermarkets and drug and convenience stores throughout the United States, as well as to the U.S. Military and other institutional purchasers.

The consolidated financial statements include the accounts of the Company and its majority-owned affiliates. Significant inter-company transactions and balances have been eliminated in consolidation.

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INVENTORIES

Inventories are stated at the lower of cost or market. Costs, which include purchases, freight and packaging, raw materials, packing fees and finished products, are determined on the first-in, first-out basis. Non-saleable and obsolete inventories have been recorded at cost, or net realizable value, whichever is lower. At March 31, 2004, the Company has reserved in full its inventories, aggregating $517,153 as the Company used such inventory in the subsequent fiscal year primarily for marketing purposes which did not result in the generation of significant revenue during such year.

ADVERTISING EXPENSE

Advertising costs are expensed as incurred. Advertising costs of $8,555 and $550 were expensed during the years ended March 31, 2004 and 2003, respectively.

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

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

The Company recognizes revenue upon acceptance of delivery of its product by its customers at agreed prices. Based on market conditions, the Company or its suppliers may choose to promote certain brands by offering free product or case volume discounts. The Company follows the guidance of Emerging Issues Task Force
(EITF) Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer". Accordingly, the Company does not recognize revenue on free promotional product or discounts. Further, the Company recognizes as a cost of sale, the cost of free promotional product net of any available chargebacks to the suppliers.

The Company recognizes revenues from product distribution rights fees when persuasive evidence of an arrangement exists, the transaction has occurred, the charges are fixed and determinable and no major uncertainty exists with respect to collectibility.

RESEARCH AND DEVELOPMENT

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the years ended March 31, 2004 and 2003, $300,000 and $125,000, respectively, in research and development costs were incurred by the Company.

INCOME TAXES

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

STOCK OPTION COMPENSATION

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at March 31, 2004.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact, if any, that this statement will have on Company's consolidated financial statements.

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BASIC AND DILUTED LOSS PER SHARE

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the years ended March 31, 2004 and 2003, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

LIQUIDITY

As reflected in the accompanying financial statements, the Company incurred net losses of $2,893,138 and $2,442,974 for the years ended March 31, 2004 and 2003, respectively, and has an accumulated deficit of $14,936,654 as of March 31, 2004. In addition, the Company's current liabilities exceeded its current assets by $3,232,225 as of March 31, 2004.

COMPREHENSIVE INCOME (LOSS)

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The Company does not have any items of comprehensive income in any of the periods presented.

SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at March 31, 2004.

RECLASSIFICATION

Certain reclassifications may have been made in prior year's financial statements to conform to classifications used in the current year.

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

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

On December 16, 2004, the FASB published SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter, if Company awards stock based compensation to employees.

On December 16, 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE B - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had a net loss of $2,893,138 for the fiscal year ended March 31, 2004. As of March 31, 2004, the Company's current liabilities exceeded its current assets by $3,632,225. In addition, the Company is delinquent in connection with various obligations including trade payables, accrued payroll taxes and related interest and penalties, and notes payable. These factors create an uncertainty as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue through the successful marketing and expansion of its various product lines to generate future profits. The Company believes it is more likely than in prior years to raise substantial financing as a result of its expanded distribution base, the prospects for national and global distribution of its products and joint venture activities with major international entities, the existence now of three product lines containing commercialized biotechnology, the prospects for numerous additional products based on the Company's biotechnology foundation, and significantly increased scientific and commercialization capabilities. Finally, the Company has taken steps to convert certain existing debts into equity and will continue to pursue these steps.

While the Company has raised sufficient capital to meet its operating requirements in the past, additional financing is required in order to meet such operating requirements in the future. The Company can give no assurances that the necessary funding will be completed or, if completed, on terms favorable to the Company.

There can be no assurance that management's plans will be realized and, therefore, until the present conditions referred to above are either removed or substantially improved, there is uncertainty about the Company's ability to continue as a going concern.

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2004:

      Furniture and fixtures               $38,745
      Less: Accumulated depreciation        35,711
                                           -------
      Net                                  $ 3,034
                                           =======

Depreciation expense for the years ended March 31, 2004 and 2003 was $1,014 and $6,097,respectively.

NOTE D - PREPAID EXPENSE

The Company has entered into an agreement with a company which shall provide services to the Company related to the enhancement of the Company's biotechnologies, including the supervision of further research and development, protocols, and testing pertaining to the enhancement and protection of the intellectual property related thereto and the commercialization, production, marketing and distribution of the products containing such biotechnologies. In conjunction therewith, the Company made a payment of $400,000 in March 2004 to such company, which shall be used for the activities set forth above. The Company has accounted for the payment as a prepaid expense at March 31, 2004. Additionally, the Company agreed to pay to the other party two percent of net revenues generated by the sale of products with respect to which the company has provided services under the agreement during the term of the agreement, subject to certain limitations set forth therein.

Subsequent to the date of the financial statements, the Company charged the $400,000 to operations to reflect the services rendered and the payment of overhead related to the scientific development of the Company's technology.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2004 are as follows:

   Accounts payable                        $1,034,992
   Accrued payroll, payroll taxes and      $  806,158
     Penalties (Note N)

   Accrued expenses                         1,340,418
   Accrued interest                           264,421
                                           ----------
   Total                                   $3,445,989
                                           ==========

Accrued expenses represents primarily on-going payment obligations and accrued research and development costs related to certain of its intellectual property and accruals made in prior years for legal contingencies.

NOTE F - REVOLVING CREDIT FACILITY - NOTE PAYABLE

In June, 2002, the Company closed a revolving credit facility with a one-year term which provides for advances of up to a maximum principal amount of $250,000, at the option of the lender, at an interest rate of 10% per annum, with each advance payable within 30 days. An initial advance was made in the amount of $150,000 and, in February 2003, a second advance was made in the amount of $70,000. Repayment of advances under the facility and a fee of $150,000 charged by the lender are secured by the Company's assets and are guaranteed by two officers of the Company. In connection with securing the repayment of the two advances under this facility, the Company issued a total of 11,700,000 shares of Common Stock. The Company did not repay the advances by the maturity date. As a result thereof, the lender has exercised its rights provided by the loan documents to sell shares of stock that were pledged as collateral for the repayment of advances pursuant to the credit facility. As of March 31, 2004, the sale of collateral has reduced the outstanding principal to $48,045. Subsequent to March 31, 2004, additional advances were made, and the lender agreed to waive the $150,000 financing fee and $46,000 in accrued interest in exchange for Common Stock (see Note O - Subsequent Events).

                         PHLO CORPORATION AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2004 AND 2003

NOTE G - LONG-TERM DEBT

Long-term debt as of March 31, 2004 consists of the following:

   Note payable with interest rate of 15% per annum. The
   note matured on May, 2003. Subsequent to the date of the
   financial statements, the holder had agreed to extend the
   maturity date of the note to June 30, 2006.                          $80,000

   Note payable with interest at a rate of 10%. The note
   matured on December 31, 2000, when principal and unpaid
   interest were due. In consideration of this loan and two
   prior bridge loans, the Company agreed to issue shares of
   the Company's common and convertible preferred stock to
   the holder representing approximately 200,000 shares of
   common stock on a fully converted basis. Subsequent to the date of the financial statements, the holder agreed to
   extend the maturity date of the note to June 30, 2006.               104,000

   Note payable in the original principal amount of $25,000
   with interest at a rate of 10% per annum. The Note
   matured on July 2, 1999, when principal and unpaid
   interest was due. The note is currently in default,
   although partial payment has been made subsequent to the
   maturity date. No action has been taken against the
   Company to enforce the note. In connection with the note,
   the Company issued a warrant to purchase 5,000 shares of
   common stock at an exercise price of $0.04 per share.                 17,500

   Note payable with interest accruing at a rate of 10%.
   Principal and interest were due in February 2001. In
   conjunction with this financing, the Company issued a
   warrant to purchase 200,000 shares of common stock at a
   exercise price of $0.50 per share. Subsequent to the date
   of the financial statements, the holder agreed to extend
   the maturity date of the note to June 30, 2006.                      100,000

   Note payable with interest at a rate of 10% per annum.
   Principal and interest were due in November 2000. In
   conjunction with this financing, the Company issued a
   warrant to purchase 300,000 shares of common stock at a
   exercise price of $0.50 per share. The Company, at its
   option, may pay the Note in common stock or equivalent.
   The Company has notified the holder that it has elected
   to pay the principal and interest due under the note by
   the issuance of 136,612 shares of common stock.                      150,000

   Note payable with interest accruing at a rate of 10% per
   annum. Principal and interest were due in June 2001. In
   conjunction with this financing, a warrant to purchase
   50,000 shares of common stock at an exercise price of
   $0.50 per share is issuable to this holder. Subsequent to
   the date of the financial statements, the note holder agreed to extend the maturity date of the note to June 30, 2006 and in connection therewith, the Company has agreed to issue
   (but has not yet issued) a warrant to purchase 25,000 shares
   of common stock at an exercise price of $0.50 per share.              50,000

   Note payable in the original principal amount of
   $100,000, with an interest rate of 10% per annum.
   Principal and interest were due in July 2001. $50,000 of
   the loan was repaid in May, 2001. In conjunction with
   this financing, a warrant to purchase 100,000 shares of
   common stock at an exercise price of $0.50 per share is
   issuable to the holder. An additional warrant to purchase
   12,500 shares of the Common Stock at the same exercise
   price is issuable as a result of the Company's exercising
   its option to extend to October 2001 the maturity date of
   the note with respect to $50,000 of principal and all of
   the interest payable pursuant to the note. Subsequent to
   the date of the financial statements, the holder had agreed
   to extend the maturity date of the note to June 30, 2006.             50,000

                         PHLO CORPORATION AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2004 AND 2003

NOTE G - LONG-TERM DEBT (Continued)

   In April, 2001, the Company was loaned $40,000. A
   promissory note has not yet been issued, as that amount
   was only a partial funding of the transaction. The note
   will provide an interest rate of 10% and a term of 120
   days. A warrant will be issuable in conjunction with this
   financing, however, the amount of shares of common stock
   purchasable pursuant to the warrant will be determined
   once the full amount of the financing is established.                 40,000
                                                                      ---------

   Total                                                              $ 591,500
   Less: current portion                                               (207,500)
                                                                      ---------
   Long-term portion                                                  $ 384,000
                                                                      =========

Aggregate maturities of long-term debt as of March 31, 2004 are as follows:

          Fiscal Year        Amount
          2005              $207,500
          2006              $384,000
                            --------
                            $591,500

NOTE H - CAPITAL STOCK

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

                      SERIES A CONVERTIBLE PREFERRED STOCK

At March 31, 2004, the Company has 500,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") issued and outstanding. The Series A Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series A Preferred is convertible into one share of common stock.

                    SERIES B NON-CONVERTIBLE PREFERRED STOCK

At March 31, 2004, none of Series B Non-Convertible Preferred Stock ("Series B Preferred") was issued and outstanding. The Series B Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series B Preferred is subject to certain redemption and liquidation provisions, as defined.

                      SERIES C CONVERTIBLE PREFERRED STOCK

As of March 31, 2004, 1,333,304 shares of Series C Preferred Stock were issued and outstanding and 15,298 shares were subscribed in connection with a stock exchange transaction conducted by Phlo Corporation and the shareholders of a privately held beverage company. Each holder of the Series C Preferred Stock has the right to cast one vote for each share of Common Stock into which his or its Series C Preferred Stock is convertible. No dividends are currently payable with respect to Series C Preferred Stock. The holders of Series C Preferred Stock have a liquidation preference of $0.01 per shares plus all accrued but unpaid dividends, if any. Holders of the Series C Preferred Stock have no redemption rights. Each share of Series C Preferred Stock initially is convertible into 100 shares of Common Stock without the payment of any additional consideration at any time after September 30, 2001. However, the conversion rate is subject to adjustment in the case of certain corporate transactions or events (not related to the market price of the Common Stock).

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE H - CAPITAL STOCK (Continued)

                                  COMMON STOCK

During the fiscal year ended March 31, 2003: the Company issued an aggregate of 11,700,000 shares of Common Stock in connection with the Revolving Credit Facility described in Note F; in consideration of $24,500, the Company sold 300,000 shares of Common Stock, 34,859 of which have been issued; the Company issued a total of 3,585,282 shares of Common Stock which had been subscribed in the prior year; the Company issued 219,781 shares of Common Stock, and agreed to issue 31,746 shares of Common Stock in connection with the provision of services; in connection with financings totaling $194,554, the Company issued 3,379,162 shares of Common Stock; the Company issued 1,991,251 shares of Common Stock in connection with financing activities; and stockholders converted an aggregate of 36,587.72 shares of Series C Convertible Preferred Stock into an aggregate of 3,658,772 shares of Common Stock, and each of the converting shareholders executed an agreement restricting the sale of their shares into the public market.

In March, 2003, in consideration for $25,000, the Company agreed to issue 3,251,681 shares of Common Stock, 2,312,920 shares of which have been issued as of March 31, 2003 (and all of which have been issued at March 31, 2004) and issued a warrant to purchase 500,000 shares of Common Stock at an exercise price of $0.03 per share.

During the fiscal year ended March 31, 2003, the Company issued 12,837,240 shares of Common Stock to officers of the Company in connection with a production financing, in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy the obligation of the Company and for incurring personal liability on behalf of the Company.

In conjunction with a series of investments aggregating $235,380 (set forth above) during the fiscal year ended March 31, 2003, the Company issued 616,807 shares of Common Stock in March, 2003.

During the year ended March 31, 2004, the Company issued an aggregate of 938,761 shares of Common Stock subscribed in prior years.

During the year ended March 31, 2004, in consideration of $590,382, the Company issued an aggregate of 29,250,000 shares of Common Stock. Additionally, the Company issued 27,611,667 shares of Common Stock to officers of the Company in connection with such financing and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy the obligation of the Company. The Company accounted for and charged to operation such shares in the amount of $1,302,650.

In the quarter ended June 30, 2003, the Company issued 10,013,334 shares of Common Stock to fulfill its obligations pursuant to existing agreements.

In the quarter ended September 30, 2003, the Company issued 26,000,000 shares of Common Stock to fulfill its obligations pursuant to existing agreements.

In the quarter ended December 31, 2003, the Company issued 12,000,000 shares of Common Stock to fulfill its obligations pursuant to existing agreements.

In the quarter ended March 31, 2004, the Company issued 13,333,334 shares of Common Stock to fulfill its obligations pursuant to existing agreements.

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE I - STOCK OPTIONS AND WARRANTS

                                  STOCK OPTIONS

In March 1996, the Board of Directors of the Company adopted, and the stockholders of the Company approved the adoption of, the 1996 Stock Option Plan. The maximum number of shares of common stock with respect to which awards may be granted pursuant to the 1996 Plan is initially 2,000,000 shares. No options are outstanding under this plan.

The Company determined that the prior management did not validly (under the applicable provisions (including Section 157) of the General Corporation Law of the State of Delaware) issue any of the options to purchase an aggregate of 1,613,333 shares of common stock which it had purportedly issued, and that, pursuant to Delaware law, these options are void. Therefore, the Company has removed such options from its records and shall not issue any shares of Common stock under such void options.

WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or non-compensatory warrants in connection with financing activities.

                                Warrants Outstanding                          Warrants Exercisable
                                --------------------                          --------------------

                                                             Weighted                       Weighted
                                         Weighted Average     Average                        Average
    Exercise              Number       Remaining Contractual  Exercise        Number         Exercise
     Prices            Outstanding          Life (Years)       Price        Exercisable       Price
---------------     ------------------      ------------      -------       -----------       -----
$     0.0001              879,559               2.00        $    0.0001        879,559      $   .0001
        0.01            9,606,685               3.00               0.01      9,606,682           0.01
 0.025-0.058            7,605,000               5.00               0.03      1,505,000           0.03
   0.10-0.50            2,621,619               2.00               0.34      2,621,619           0.34
        2.00               50,000               2.00               2.00         50,000           2.00
                       ----------             ------        -----------     ----------      ----------
                       20,762,860               3.56        $      0.07     14,662,860      $    0.08
                       ==========             ======        ===========     ==========      ==========

Transactions involving warrants are summarized as follows:

                                                          Weighted Average
                                     Number of Warrants    Price Per Share

      Outstanding at March 31, 2002         35,847,443    $           0.05
                                      ================    ================

         Granted                             5,280,000                0.06
         Exercised                                  --                  --
         Cancelled or expired               (1,001,337)               0.50
                                      ----------------    ----------------

      Outstanding at March 31, 2003         40,126,106    $           0.04
                                      ================    ================

      Granted                                2,500,000                0.03
         Exercised                                  --                  --
         Cancelled or expired              (21,863,246)               0.01
                                      ----------------    ----------------

      Outstanding at March 31, 2004         20,762,860    $           0.07
                                      ================    ================

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE I - STOCK OPTIONS AND WARRANTS (Continued)

WARANTS (Continued)

The Company did not grant any compensatory warrants to non-employees during the year ended March 31, 2004. Amortization of deferred compensation for previously granted warrants issued in exchange for prepaid services fees amounted to $83,498 and $56,492 for the year ended March 31, 2004 and 2003, respectively.

With respect to warrants issued for services rendered during the year ended March 31, 2003, the value of the services rendered was determined using the Black - Scholes method, and reflects a risk-free interest rate of 4.0%, a volatility rate of 147.51%, zero dividend payout, and a warrant life of 2 to 7 years. Under these assumptions, the value of warrants issued and vested for services rendered was $190,400 during the year ended March 31, 2003.

NOTE J - INCOME TAXES

Financial Accounting Standard No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At March 31, 2004, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $8,371,000, expiring the year 2024, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of March 31, 2004 are as follows:

      Non current:

      Net operating loss carryforward         $ 2,800,000
      Valuation allowance                      (2,800,000)
                                              -----------
      Net deferred tax asset                            0
                                              ===========

Further, the Company has not filed any federal, state or local income or franchise tax returns. Such failure may have a material adverse effect on the amount of any net operating loss carryforwards and the ability of the Company to use the net operating loss carryforwards and may subject the Company to fines.

NOTE K - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                  March 31, 2004       March 31, 2003
                                                  --------------       --------------
Net loss available for common shareholders         $ (2,893,138)        $ (2,442,974)
                                                   ============         ============
Basic and fully diluted loss per share             $      (0.02)        $      (0.03)
                                                   ============         ============
Weighted average common shares outstanding          124,771,025           71,495,714
                                                   ============         ============

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE L - BUSINESS CONCENTRATION

The Company purchased 58.6% and 36.8% of its raw materials from one supplier for the year ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and 2003, a balance of $837 and $42,797, respectively, is outstanding. All of the Company's revenue for the year ended March 31, 2004, was attributable to the sale of product distribution rights fees from one party.

NOTE M - RELATED PARTY TRANSACTIONS

A shareholder of the Company holds notes issued by the Company between 1999 and 2002 representing an aggregate outstanding principal balance of $384,000 (Note
G).

NOTE N - COMMITMENTS AND CONTINGENCIES

PAYMENT OBLIGATIONS

 The Company has various on-going payment obligations (primarily minimum royalties or payments) related to certain of its intellectual property, which payments are contingent on certain circumstances or performances by the obligees. Such payment obligations for the year ended March 31, 2004, were $340,000. The Company's obligations for the subsequent fiscal year are expected to be $340,000.

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

LITIGATION

(a) The Company is involved in litigation related to an agreement it entered into for investment banking services. The Company executed a promissory note in the principal amount of $500,000 which represents a bridge loan as part of an agreement by an investment banking firm to provide at least $2.5 million in financing. The financing did not occur. The bridge note holder sued for equitable relief, claiming that it is due a warrant to purchase 1 million shares of the Company's common stock. The Company disputes any obligation to issue such warrant. Pursuant to the terms of the note, the Company issued a warrant in full payment of the principal and interest thereunder. Although the Company initially appeared in the action, it subsequently suffered a default judgment. The Company believes that it has grounds to bring a separate action against the judgment creditor (which has gone out of business) and related persons and entities.

(b) The Company was involved in litigation with a former officer and director of the Company. The former officer and director claimed, among other things, breach of contract based on his allegation that he had exercised options to purchase the Company's Common Stock but that the Company had not issued the Common Stock. The U.S. District Court found that he had not properly exercised his options. The former officer and director again attempted to exercise, then filed an order to show cause why the Company should not be held in contempt for failing to issue shares of stock, and the District Court again found that he had not properly exercised his options. The former officer and director attempted to exercise his options yet a third time and filed another order to show cause why the Company should not be held in contempt for failing to issue shares of stock. After a full briefing of the legal issues, the

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE O - COMMITMENTS AND CONTINGENCIES (Continued)

LITIGATION (Continued)

former officer and director has withdrawn his motion (order to show cause). The Company has determined, based on new information that has come to its attention, that the options issued to the former officer and director (which were issued by former management of the Company) are void. The Company also believes that it has substantial claims against the former officer and director, which it will pursue at the appropriate time if it determines the prosecution of such claims to be in the best interest of the Company and its shareholders.

(c) With respect to approximately $159,999 which is currently reflected as an accounts payable of the Company, the Company will vigorously dispute such amount and shall assert certain claims against the account creditor. The Company has been informed by counsel to the account creditor that the account creditor has obtained a default judgment in the amount of such payable. The Company has received no notice of the judgment, did not receive proper service of the initial complaint, and believes that the default judgment (if any) was not properly obtained. The Company will seek to set aside the default judgment and assert (as counterclaims) claims against the creditor in an aggregate amount significantly greater than the payable reflected on the Company's financial statements.

(d) The Securities and Exchange Commission instituted public administrative and cease and desist proceedings against Phlo Corporation ("Phlo"), its President James B. Hovis, and its Executive Vice President, Anne P. Hovis, on April 21, 2005, alleging violations by Phlo Corporation related to certain transfer agent regulations and related to the late filing of its required periodic reports. More specifically, the Division of Enforcement has alleged the violation by Phlo of Sections 17A(d)(1) and 17(b)(1) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rules 17Ad-2 (which requires transfer agents to turnaround within three business days of receipt at least 90% of all routine items received for transfer during a month) and 17Ad-5 (which requires transfer agents to respond within five business days to any written inquiry regarding the status of items presented for transfer within the preceding six months) thereunder. The Division of Enforcement also alleged that Anne Hovis aided and abetted such violations.

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

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE O - COMMITMENTS AND CONTINGENCIES (Continued)

LITIGATION (Continued)

(e) The Company is currently engaged in litigation with a contract research and development facility. The Company terminated its agreement with the R&D facillity, asserting that the facility had breached its agreement with the Company and committed fraud, and the Company demanded payment from the R&D facility as required by the agreement. Moreover, the Company insisted that an independent scientific lab perform an audit of the work allegedly performed by the R&D facility for the Company (for which the Company has rendered substantial consideration, including $225,000 in cash). As a defensive measure, the R&D facility initiated legal action claiming breach of contract. The Company has asserted as counterclaims breach of contract, fraud, and negligence. As this litigation is in its initial stages, the Company can make no assurances with respect to the outcome of this matter.

The Company is a party to certain other legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

PAYROLL TAXES

The Company has not paid payroll taxes since the third quarter of 1999 totaling $588,605 at March 31, 2004. The Company is in the process of filing all returns and has accrued estimated penalties and interest of $217,553 as of March 31, 2004.

LEASE

At March 31, 2004, the Company is leasing office space on a month to month basis. Rent expense for the years ended March 31, 2004 and 2003 was $120,585 and $143,247, respectively.

NOTE P - SUBSEQUENT EVENTS

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

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE P - SUBSEQUENT EVENTS (Continued)

Financing (Continued)

In April, 2005, an additional advance was authorized under the Company's revolving credit facility of up to $150,000, $120,000 of which has been advanced as of the date of this filing. In conjunction therewith, the Company issued 13,700,000 shares of Common Stock which serve as collateral to secure repayment of advances made to the Company under the facility and the meeting of all obligations of the Company under the facility loan documents. Also in connection with such advance, the Company granted to the Lender the option, after the expiration of a period of one year from such advance, to take title to 4,600,000 shares (or any portion thereof) of such stock collateral; agreed to deliver to the Lender, until such advance has been repaid, net proceeds received by the Company generated by the sale of its rehydration beverage of up to $50,000; and agreed to increase the interest rate with respect to the current advance and the outstanding principal balance on prior advances from 10% to 12%.

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

During February through April 2005, in consideration of $60,000, the Company issued 4,000,000 shares of Common Stock and issued warrants to purchase 250,000 shares of Common Stock at an exercise price per share of $0.02.

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

In the quarter ended June 30, 2005, in connection with a financing and in consideration of guarantees and supplying of shares of stock as collateral in connection with financings, the Company issued 6,852,055 shares of Common Stock to officers of the Company.

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE P - SUBSEQUENT EVENTS (Continued)

Equity (Continued)

In the quarter ended June 30, 2005, in consideration of $67,500, the Company agreed to issue 6,000,000 shares of Common Stock, 2,500,000 of which have been issued to date.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

By letter dated March 29, 2005, the Company was informed by its independent auditors, Sherb & Co. LLP ("Sherb") that Sherb will "cease our services as your auditors". The Company engaged Russell Bedford Stefanou Mirchandani LLP ("RBSM") to serve as its new independent auditors. The Company filed Current Reports on Form 8-K with the SEC on April 7, 2005 and April 12, 2005, with respect to the foregoing.

Sherb's reports on the Company's consolidated financial statements as of and for the year ended March 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. Such reports included an explanatory paragraph that disclosed that there was substantial doubt about the Company's ability to continue as a going-concern.

During the year ended March 31, 2003 and the period between March 31, 2003 and April 12, 2005, there were no disagreements between the Company and Sherb on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Sherb's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report for such periods, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Annual Report, the Company conducted an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures needed improvement. As a result of extraordinary circumstances related to its former outside auditing firm, the Company was unable to timely file recent periodic reports. The Company and its management are taking steps to become current in the filing of the Company's periodic reports. Additionally, the Company's management is in the process of identifying any deficiencies with respect to the Company's disclosure controls and procedures and implementing corrective measures, which may include the establishment of new internal policies related to financial reporting.

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the year ended March 31, 2004, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses primarily related to lack of personnel. As a result of this conclusion, the Company has initiated the changes in internal control as described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Lack of Sufficient Accounting Staff. Due to limitations in financial and management resources, the Company has not had adequate accounting staff. As a result, the Company took steps to correct this weakness by engaging an independent contractor, who is a CPA with extensive CFO-level management and SEC reporting experience in public companies. The Company feels that this addition to the Company's Finance and Accounting capabilities will improve the quality of future periodic financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

The names and ages of the directors, executive officers, significant employees, and promoters of the Company are set forth below.

Name                    Age     Position Held
----                    ---     -------------

James B. Hovis          55      President & CEO, Director

Anne P. Hovis           44      Executive Vice President, General
                                Counsel, Secretary & Director

Allen G. Hoube', Jr.    43      Vice President, Production Operations

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

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended March 31, 2004, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied, with the exception of two officers who did not timely file reports required by Section 16(a) with respect to certain transactions during the fiscal year. These officers are taking the steps necessary to make such filings. It is the Company's intention to ensure, where possible, complete compliance according to this Section.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to the executive officers for the fiscal year ending March 31, 2004.

                           SUMMARY COMPENSATION TABLE

                                                                                                 Long-Term
                                                                                                Compensation
                                                                                          ---------------------
                               Annual Compensation Awards                                          Awards Payouts
                            -------------------------------                                      ------------------
   (a)                       (b)         (c)                    (d)        (e)         (f)          (g)        (h)
                                                               Other               Securities
                                                               Annual  Restricted    Under-                All Other
                                                               Compen-   Stock       lying         L/TIP    Compen-
Name and                                                       sation    Awards      Options/      Payouts  sation
Principal Position          Year         Salary      Bonus       ($)       ($)       SARa (#)       ($)       ($)
------------------------------------------------------------------------------------------------------------------------
James B. Hovis
President and CEO           2003        $287,692      -0-        -0-       -0-        -0-            -0-       -0-
                            2004        $409,039      -0-        -0-       -0-        -0-            -0-       -0-

Anne P. Hovis               2003         $42,885      -0-        -0-       -0-        -0-            -0-       -0-
Exec. Vice President        2004         $  -0-       -0-        -0-       -0-        -0-            -0-       -0-
General Counsel &
Secretary

Allen G. Hoube, Jr.
Vice President,
Production                  2003         $31,250      -0-        -0-       -0-        -0-            -0-       -0-
Operations                  2004         $31,250      -0-        -0-       -0-        -0-            -0-       -0-

COMPENSATION OF DIRECTORS

The names of the directors of the Company as of March 31, 2004, are James B. Hovis and Anne P. Hovis. Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company. No payments were made to directors during the year ended March 31, 2004, for services provided as a director.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2004, certain information with respect to the beneficial ownership of common stock and preferred stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:

--------------------------------------------------------------------------------
Name and Address of
Beneficial Owner (1)

                                          Percentage               Percentage(%)
                           Shares of      (%) of       Shares of    of Total
                           Common Stock   Common       Preferred    Combined
                           Owned          Stock (2)    Stock         Vote(3)
--------------------------------------------------------------------------------
James B. Hovis             48,804,388(4)     25.01%     346,924(5)     38.46%
--------------------------------------------------------------------------------
Anne P. Hovis              48,762,038(6)     24.99%     327,347(7)     37.54%
--------------------------------------------------------------------------------
Edward J. Mathias (8)       7,750,451         3.97%     490,708.33     25.04%(9)
--------------------------------------------------------------------------------
Allen G. Hoube, Jr.           439,188         0.22%           0         0.20%
-------------------------------------------------------------------------------
All officers and
directors as a
group (three persons)      49,243,576        25.24%     386,924        40.51%
--------------------------------------------------------------------------------

(1) The address of each Stockholder shown above except as otherwise indicated is c/o Phlo Corporation, 6001-21 Argyle Forest Blvd., PMB #117, Jacksonville, Florida 32244-5705.

(2) Based upon 195,128,609 shares of common stock outstanding as of March 31, 2004.

(3) Based on 195,128,609 shares of common stock and 1,333,304.30 shares of Series C Preferred Stock outstanding as of March 31, 2004, and assuming a conversion rate of 100 shares of common stock for each share of Series C Preferred Stock. The percentages presented are based on conversion of all shares of Series C Preferred Stock into shares of common stock and, where applicable, the exercise of all warrants to purchase common stock.

(4) Includes 42,121,433 shares as to which Mr. Hovis has the sole voting power, 6,640,605 shares as to which he shares the power to dispose with his wife, Anne
P. Hovis, and 42,350 shares as to which Mr. Hovis has indirect beneficial ownership as trustee under the Uniform Gift to Minors Act.

(5) Includes 167,485 shares of Series C Preferred Stock as to which Mr. Hovis has the sole voting power, 119,862 shares as to which he shares the power to dispose with his wife, Anne P. Hovis, and 59,577 shares as to which Mr. Hovis has indirect beneficial ownership as trustee under the Uniform Gift to Minors Act.

(6) Includes 6,640,605 shares as to which Mrs. Hovis has sole voting power and 42,121,433 shares as to which she shares the power to dispose with her husband, James B. Hovis.

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

(9) Includes warrants to purchase 9,806,682 shares of common stock held by Mr. Mathias.

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

      10.28****     Bill of Sale dated December 1, 1998.

      31.1 Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

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

      ** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 (File No. 0-21079).

      *** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 (File No. 0-21079).

      **** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 (File No. 0-21079).

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by its auditors during the fiscal years ended March 31, 2004 for: (i) services rendered for the audit of its annual financial statements and the review of its quarterly financial statements, (ii) services by its auditor that are reasonably related to the performance of the audit or review of its financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                March 31, 2004   March 31, 2003
                                --------------   --------------
      Audit Fees                   $40,500           $83,895
      Audit related fees
      Tax fees                          --                --
      All other fees                    --                --
      Total fees                   $   000           $20,000

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company is not required to and does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 8th day of July, 2005.

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

Signature                        Title                            Date
---------                        -----                            ----

/s/  James B. Hovis          President & CEO                   July 8, 2005
----------------------
James B. Hovis

/s/  Anne P. Hovis          Exec. Vice President, General      July 8, 2005
----------------------      Counsel & Secretary
Anne P. Hovis