Form 10QSB
period 2004-06-30
PHLO CORP
filed 2005-09-23
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

       For the quarter ended June 30, 2004 Commission File Number 0-21079

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

      The number of shares outstanding of the issuer's common stock as of September 16, 2005, is 281,066,784.

                        PHLO CORPORATION AND SUBSIDIARIES

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2004

                                Table of Contents

                                                                    Page to Page
                                                                    ------------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of
            June 30, 2004 (Unaudited)                                   3

         Condensed Consolidated Statements of Operations for the
         three months ended June 30, 2004 and 2003
         (Unaudited)                                                    4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended June 30, 2004 and 2003
          (Unaudited)                                                   5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                    6

Item 2.  Managements' Discussion and Analysis or Plan
         of Operation                                                   9

Item 3.  Controls and Procedures                                        10

PART II.  OTHER INFORMATION                                             10

Item 1.  Legal Proceedings                                              10

Item 2.  Changes in Securities                                          11

Item 3.  Exhibits
                                                                        11

Signature

Certifications

                        PHLO CORPORATION AND SUBSIDARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                  June 30, 2004

                                     ASSETS
CURRENT ASSETS
   Cash                                                                     $    103,431
   Prepaid expense (Note D)                                                      641,323
                                                                            ------------
           Total Current Assets                                                  744,754

PROPERTY PLANT & EQUIPMENT, Net                                                    3,364
                                                                            ------------

TOTAL ASSETS                                                                $    748,118
                                                                            ============
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                            $  1,040,601
Accrued expenses and taxes                                                     2,239,548
Notes payable, current portion                                                   207,500
Revolving credit line (Note B)                                                   100,000
                                                                            ------------

           Total Current Liabilities                                           3,587,649

NOTES PAYABLE, long-term portion                                                 384,000
                                                                            ------------
Total liabilities                                                              3,971,649
                                                                            ------------
COMMITMENTS AND CONTINGENCIES                                                         --

DEFICIENCY IN STOCKHOLDERS' EQUITY (Note C)

Preferred stock 15,000,000 shares authorized:
Series A convertible stock, $0.0001 par value, 500,000 shares                         50
authorized, issued and outstanding (Liquidation preferences $100,000)
Series B non-convertible stock, none issued and outstanding                           --
Series C preferred convertible stock, $0.0001 par value 3,000,000
authorized, 1,333,304 shares outstanding (Liquidation preference $13,333)            133
Series C preferred convertible stock, 15,298 shares subscribed                         1
Common stock, $0.0001 par value, 250,000,000 shares authorized
205,758,912 shares issued and outstanding                                         20,575
Common stock, $0.0001 par value, 15,486,199 shares subscribed                      1,548
Additional paid-in capital                                                    12,165,397
Accumulated deficit                                                          (15,411,235)
                                                                            ------------
           Total Deficiency in Stockholders' Equity                           (3,223,531)
                                                                            ------------
TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY                    $    748,118
                                                                            ============

   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                For the Three Months Ended June 30, 2004 and 2003

                                                   Three Months  Three Months
                                                 ------------------------------
                                                      2004             2003
                                                 -------------    -------------

REVENUES                                         $          --    $      94,745

COST OF REVENUES                                            --               --
                                                 -------------    -------------

   GROSS PROFIT                                             --           94,745

OPERATING COSTS AND EXPENSES
   General and Administrative                          280,321          246,863
   Research and Development                            108,617               --
                                                 -------------    -------------

   OPERATING LOSS                                     (388,938)        (152,118)
                                                 -------------    -------------
OTHER (EXPENSES)

  Financing Cost                                       (69,578)              --
  Interest expense                                     (16,065)         (25,725)
                                                 -------------    -------------

   TOTAL OTHER (EXPENSES)                              (85,643)         (25,725)
                                                 -------------    -------------
   LOSS BEFORE INCOME TAXES                           (474,581)        (177,843)

INCOME TAXES                                                --               --
                                                 -------------    -------------

NET LOSS                                         $    (474,581)   $    (177,843)
                                                 =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         196,247,623       87,382,211

                                                 =============    =============

NET LOSS PER SHARE (BASIC AND DILUTED)           $       (0.00)   $       (0.00)
                                                 =============    =============

   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                For the Three Months Ended June 30, 2004 and 2003

                                                            2004         2003
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(474,581)   $(177,843)

Adjustments to reconcile net loss to net
  cash used in operating activities:
Stock-based compensation - amortization of
  deferred compensation                                         --       21,718
Common stock reimbursement to shareholder (Note C)          61,818        1,001
Common stock issued in exchange for other
  financing expense (Note B)                                 6,060           --
Depreciation and amortization                                  976          144

Changes in operating assets and liabilities:
         Prepaid expense                                  (241,323)          --
         Inventory                                              --      (53,784)
         Accounts payable                                    5,612      164,488
         Accrued expenses and taxes                         35,893       41,404
                                                         ----------------------
NET CASH USED IN OPERATING ACTIVITIES                     (605,545)      (2,872)
                                                         ----------------------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment                                       (1,306)          --
                                                         ----------------------
NET CASH USED IN FINANCING ACTIVITIES                       (1,306)          --
                                                         ----------------------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from revolving credit line (Note B)               100,000           --
Proceeds from sale and subscription of equity
 securities (Note C)                                       540,973           --
                                                         ----------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  640,973           --
                                                         ----------------------
NET INCREASE (DECREASE) IN CASH                          $  34,122    $  (2,872)

Cash and cash equivalents, beginning of the period          69,309       30,403
                                                         ----------------------
Cash and cash equivalents, end of the period             $ 103,431    $  27,531
                                                         ======================

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for interest                $      --    $      --
         Income taxes paid                                      --           --

Non-Cash Financing Activities:
  Common stock issued in exchange for accrued interest
    and accrued liabilities (Note B)                       207,345           --
  Common stock issued in exchange for revolving credit
    line (Note B)                                           48,045           --
  Common stock issued in exchange for other financing
    expense (Note B)                                         6,060           --

   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto included in the Phlo Corporation and Subsidiaries' annual report on Form 10-KSB for the year ended March 31, 2004.

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

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 changes the requirements with respect to the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principle were required to be recognized, by including in net income of the period of change, the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior period financial statements, unless it is impractical to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that adoption of SFAS No. 154 will have a material impact on its financial statements.

Reclassifications

Certain reclassifications have been made in prior period's financial statements to conform to classifications used in the current period.

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

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

Also in June 2004, the Company issued 3,500,000 shares of Common Stock in exchange for the conversion by the Lender of $46,000 of accrued interest and the waiver of the $150,000 financing fee owed in connection with a prior advance. Additionally, 595,000 collateral shares, valued at $65,450 were used to pay down $48,045 of debt and $11,345 of related accrued interest. Other financing expense of $6,060 was charged to operations in connection with this transaction.

The Company did not repay the advances by the maturity date. As a result thereof, the lender has exercised its rights provided by the loan documents to sell shares of stock that were previously issued and pledged as collateral for the repayment of advances pursuant to the credit facility. As of June 30, 2004, the sale of collateral has reduced the outstanding principal to $100,000.

NOTE C - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with 500,000 shares designated as Series A convertible preferred stock with par value of $.0001 per share; 500,000 shares designated as Series B non-convertible preferred stock with par value of $0.0001 per share; and 3,000,000 shares designated as Series C convertible preferred stock with par value of $.0001 per share. The Company also has authorized 250,000,000 shares of common stock with par value $0.0001 per share. As of June 30, 2004, the Company has 500,000 shares of Series A convertible preferred stock, 1,333,304 shares of Series C convertible preferred stock, and 205,758,912 shares of common stock issued and outstanding. The Company has no Series B non-convertible preferred stock issued and outstanding at June 30, 2004.

In April 2004, in consideration of $240,973, the Company agreed to issue 2,190,665 shares of stock. The common shares subscribed have not been issued as of June 30, 2004.

In June 2004, in connection with a financing and in consideration of guarantees and supplying of shares of stock as collateral in connection with financings, the Company issued 1,030,303 shares of Common Stock to officers of the Company. These shares were valued at $61,818, which approximately the fair value of the common stock at the time the shares were issued.

In the quarter ended June 30, 2004, in consideration of $300,000, the Company agreed to issue 5,000,000 shares of Common Stock, 4,100,000 shares of which have been issued as of June 30, 2004.

NOTE D - PREPAID EXPENSE

In the fiscal year ended March 31, 2004, the Company entered into an agreement with a company which is providing services to the Company related to the enhancement of the Company's biotechnologies, including the supervision of further research and development, protocols, and testing pertaining to the enhancement and protection of the intellectual property related thereto and the commercialization, production, marketing and distribution of the products containing such biotechnologies. In conjunction therewith, the Company made payments thereto of $400,000 during the year ended March 31, 2004 and an additional $398,300 during the quarter ended June 30, 2004 to such company, to be used for the activities set forth above. The Company has accounted for the payment as a prepaid expense at June 30, 2004. Additionally, the Company agreed to pay to the other party two percent of net revenues generated by the sale of products with respect to which the company provided services under the agreement during the term of the agreement, subject to certain limitations set forth therein.

During the current three month period, the Company charged $156,977 of this prepayment to operations to reflect the services rendered and the payment of overhead related to the scientific development of the Company's technology.

NOTE E - COMMITMENTS AND CONTINGENCIES

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

In the quarter ended June 30, 2005, litigation was commenced against the Company based on the liability of one of its affiliates. The Company vigorously defended the action, but, subsequent to the fiscal quarter, a judge turned over $103,431 of the Company to the creditor. The Company's counsel believed that the judge exceeded his authority under law in ruling against the Company on a procedural basis prior to a decision through trial on the merits. The Company has filed a complaint against the judge for his actions and intends to seek disciplinary action against the creditor's lawyers.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

NOTE F - SUBSEQUENT EVENTS

Financing

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

In April, 2005, an additional advance was authorized under the Company's revolving credit facility of up to $150,000, $130,000 of which has been advanced as of the date of this filing. In conjunction therewith, the Company issued 13,700,000 shares of Common Stock which serve to collateralize the repayment of advances made to the Company under the facility and the meeting of all obligations of the Company under the facility loan documents. Also in connection with such advance, the Company granted to the Lender the option, after the expiration of a period of one year from such advance, to take title to 4,600,000 shares (or any portion thereof) of such stock collateral; agreed to deliver to the Lender, until such advance has been repaid, net proceeds received by the Company generated by the sale of its rehydration beverage of up to $50,000; and agreed to increase the interest rate with respect to the current advance and the outstanding principal balance on prior advances from 10% to 12%.

Equity

In September 2004, the Company issued 3,100,000 shares of Common Stock to a shareholder upon his conversion of 31,000 shares of Series C Convertible Preferred Stock.

In October 2004, in consideration of $50,000, the Company agreed to issue 1,515,152 shares of Common Stock, 333,333 of which have been issued to date.

In the quarter ended March 31, 2005, in connection with a financing and in consideration of guarantees and supplying of shares of stock as collateral in connection with financings, the Company issued 1,803,030 shares of Common Stock to officers of the Company.

In the quarter ended March 31, 2005, the Company issued 7,575,758 shares of Common Stock in connection with the provision of services related to the further development and enhancement of its intellectual property.

In the quarter ended March 31, 2005, in consideration of $60,000, the Company issued 5,000,000 shares of Common Stock (4,700,000 which have been issued to date) and agreed to issue warrants to purchase 250,000 shares of Common Stock at an exercise price per share of $0.02.

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

In May and June, 2005, in consideration of $67,500, the Company agreed to issue 7,500,000 shares of Common Stock, all of which have been issued to date.

In June, 2005, the Company issued 6,060,606 shares of the Common Stock in connection with an existing agreement.

In the quarter ending September 30, 2005, in consideration of $45,500, the Company agreed to issue 7,933,333 shares of Common Stock, all of which have been issued to date

In August, 2005, in conjunction with a settlement agreement providing for the payment to the Company of up to $100,000, and the provision of services to the Company, the Company issued 12,1212,212 shares of Common Stock.

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

OVERVIEW

The following discussion of the Company's financial condition as of June 30, 2004 and results of operations for the three months ended June 30, 2004 and 2003 includes Phlo Corporation and its affiliates (collectively, the "Company") and should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this 10-QSB.

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

RESULTS OF OPERATIONS

The Company had no revenues during the three month period ended June 30, 2004, as compared to revenues of $94,745 for the three month period ended June 30, 2003. There was no cost of sales for the three month period ended June 30, 2004, and for the three month period ended June 30, 2003, as the revenue generated during the three month period ended June 30, 2003, resulted from the receipt of product distribution rights fees rather than from product sales. The selling, general and administrative expenses for the three month period ended June 30, 2004 were $280,321, as compared to $246,863 for the comparable three month period during 2003. The Company incurred research and development costs of $108,617 during the three month period ended June 30, 2004, with none for the comparable three month period during 2003. The Company's operating loss was $388,938 for the three month period ended June 30, 2004, an increase of 156% as compared with an operating loss of $152,118 for the comparable period ended June 30, 2003. However, during the period ended June 30, 2004, the Company conducted increased activities related to its technological base and focused its efforts on developing its marketing plan and establishing key marketing relationships with respect to its Aquis Rapid Response Rehydration beverages.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit decreased $389,330 during the three month period ended June 30, 2004, to $2,842,895. In addition, the Company's Stockholders' Deficiency decreased from $3,613,191 to $3,223,531 during the same three-month period.

During the fiscal year ending March 31, 2005 and beyond, the Company is taking steps to reduce or eliminate the Stockholders' Deficiency and to create a positive working capital position. The Company believes it is more likely than in prior years to raise substantial equity funds as a result of its prospects for national and global distribution of its products and joint venture activities with major international entities, the existence now of three product lines containing commercialized biotechnology, the prospects for numerous additional products based on the Company's biotechnology foundation, and significantly increased scientific and commercialization capabilities. Finally, the Company has taken steps to convert certain existing debts into equity and will continue to pursue these steps.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

1) The Securities and Exchange Commission instituted public administrative and cease and desist proceedings against Phlo Corporation ("Phlo"), its President James B. Hovis, and its Executive Vice President, Anne P. Hovis, on April 21, 2005, alleging violations by Phlo Corporation related to certain transfer agent regulations and related to the late filing of its required periodic reports.

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

The Company disputes all allegations made by the Division of Enforcement (except for the fact that Phlo did not timely make certain periodic filings) and is vigorously defending the SEC action. The Company expects to be completely current in its financial reporting prior to the issuance of an initial decision on this matter. The Company has also provided to the SEC evidence of the existence of extraordinary circumstances related to its former outside auditing firms resulting in Phlo not being able to maintain timely financial filings. Finally, the Company can make no assurances with respect to the outcome of this matter.

2) In the quarter ended June 30, 2005, litigation was commenced against the Company based on the liability of one of its affiliates. The Company vigorously defended the action, but, subsequent to the fiscal quarter, a judge turned over $103,431 of the Company to the creditor. The Company's counsel believed that the judge exceeded his authority under law in ruling against the Company on a procedural basis prior to a decision through trial on the merits. The Company has filed a complaint against the judge for his actions and intends to seek disciplinary action against the creditor's lawyers.

The Company is a party to certain other legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

During the period covered by this report, the Company issued shares of its common stock as follows:

In April, 2004, in consideration of $240,973.17, the Company agreed to issue 2,190,665 shares of stock.

In June, 2004, in conjunction with an advance of $100,000 under the Company's revolving credit facility, the Company issued 2,000,000 shares of Common Stock which serve as collateral to secure repayment of the advance and the meeting of all obligations of the Company under the facility loan documents. The Company also issued 3,500,000 shares of Common Stock in exchange for the conversion by the Lender of $46,000 of accrued interest and the waiver of the $150,000 financing fee owed in connection with a prior advance.

In June, 2004, in connection with a financing and in consideration of guarantees and supplying of shares of stock as collateral in connection with financings, the Company issued 1,030,303 shares of Common Stock to officers of the Company.

In the quarter ended June 30, 2004, in consideration of $300,000, the Company agreed to issue 5,000,000 shares of Common Stock, 4,100,000 shares of which have been issued as of June 30, 2004.

ITEM 3. EXHIBITS

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       Phlo Corporation

September 23, 2005                     By: /s/ James B. Hovis
                                           -------------------------------------
                                           James B. Hovis
                                           President and Chief Executive Officer