Form 10-Q
period 2004-09-30
PHLO CORP
filed 2005-10-05
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

     For the quarter ended September 30, 2004 Commission File Number 0-21079

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|


          The number of shares outstanding of the issuer's common stock as of September 30, 2005, is 321,110,073.

                        PHLO CORPORATION AND SUBSIDIARIES


                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2004

                                Table of Contents


                                                                    Page to Page
                                                                    ------------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of
            September 30, 2004 (Unaudited)                              3

         Condensed Consolidated Statements of Operations for the
         three and six months ended September 30, 2004 and 2003
         (Unaudited)                                                    4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended September 30, 2004 and 2003
          (Unaudited)                                                   5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                    6

Item 2.  Managements' Discussion and Analysis or Plan
         of Operation                                                   9

Item 3.  Controls and Procedures                                        10

PART II.  OTHER INFORMATION                                             10

Item 1.  Legal Proceedings                                              10

Item 2.  Changes in Securities                                          11

Item 3.  Exhibits
                                                                        11


Signature

Certifications

                        PHLO CORPORATION AND SUBSIDARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                               September 30, 2004

                                     ASSETS
CURRENT ASSETS
   Inventory                                                                $     48,323
   Prepaid expense (Note D)                                                      242,808
                                                                            ------------
           Total Current Assets                                                  291,131

PROPERTY PLANT & EQUIPMENT, Net                                                   11,141

SECURITY DEPOSIT                                                                   8,671
                                                                            ------------

TOTAL ASSETS                                                                $    310,943
                                                                            ============
               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                            $  1,223,978
Accrued expenses and taxes                                                     2,255,724
Notes payable, current portion                                                   207,500
Revolving credit line (Note B)                                                    80,000
                                                                            ------------

           Total Current Liabilities                                           3,767,202

NOTES PAYABLE, long-term portion                                                 384,000
                                                                            ------------
Total liabilities                                                              4,151,202
                                                                            ------------
COMMITMENTS AND CONTINGENCIES                                                         --

DEFICIENCY IN STOCKHOLDERS' EQUITY (Note C)

Preferred stock 15,000,000 shares authorized:
Series A convertible stock, $0.0001 par value, 500,000 shares                         50
authorized, issued and outstanding (Liquidation preferences $100,000)
Series B non-convertible stock, none issued and outstanding                           --
Series C preferred convertible stock, $0.0001 par value 3,000,000
authorized, 1,302,304 shares outstanding (Liquidation preference $13,023)            130
Series C preferred convertible stock, 15,298 shares subscribed                         1
Common stock, $0.0001 par value, 250,000,000 shares authorized
208,858,912 shares issued and outstanding Common stock, $0.0001 par               20,885
value, 15,486,199 shares subscribed Additional paid-in capital                     1,548
                                                                              12,234,970
Accumulated deficit                                                          (16,097,843)
                                                                            ------------
           Total Deficiency in Stockholders' Equity                           (3,840,259)
                                                                            ------------
TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY                    $    310,943
                                                                            ============


   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
         For the Three and Six Months Ended September 30, 2004 and 2003


                                             Three months ended September 30,     Six months ended September 30,
                                             --------------------------------    --------------------------------
                                                  2004              2003              2004              2003
                                             --------------    --------------    --------------    --------------
REVENUES                                     $           --    $      327,704    $           --    $      422,449

COST OF REVENUES                                         --                --                --                --
                                             --------------    --------------    --------------    --------------

   GROSS PROFIT                                          --           327,704                --           422,449

OPERATING COSTS AND EXPENSES
   General and Administrative                       601,572           458,480           881,893           705,343
   Research and development                          18,979                --           127,596                --
                                             --------------    --------------    --------------    --------------

   OPERATING LOSS                                  (620,551)         (130,776)       (1,009,489)         (282,894)
                                             --------------    --------------    --------------    --------------

OTHER (EXPENSES)

   Other Financing Cost                             (48,019)               --          (117,597)               --
   Interest expense                                 (18,038)          (12,748)          (34,103)          (38,473)
                                             --------------    --------------    --------------    --------------

   TOTAL OTHER (EXPENSES)                           (66,057)          (12,748)         (151,700)          (38,473)
                                             --------------    --------------    --------------    --------------

   LOSS BEFORE INCOME TAXES                        (686,608)         (143,524)       (1,161,189)         (321,367)

INCOME TAXES                                             --                --                --                --
                                             --------------    --------------    --------------    --------------

NET LOSS                                     $     (686,608)   $     (143,524)   $   (1,161,189)   $     (321,367)
                                             ==============    ==============    ==============    ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      221,589,676       110,139,720       216,403,432        70,036,702
                                             ==============    ==============    ==============    ==============

NET (LOSS) PER SHARE (BASIC AND DILUTED)     $        (0.00)   $        (0.00)   $        (0.01)   $        (0.00)
                                             ==============    ==============    ==============    ==============



The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
             For the Three Months Ended September 30, 2004 and 2003

                                                               2004            2003
                                                           ------------    ------------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $ (1,161,189)   $   (321,367)

   Adjustments to reconcile net loss to net cash used in
     operating activities:
   Stock-based compensation - amortization of
     deferred compensation                                           --          43,432
   Common stock reimbursement to shareholder (Note C)            61,818           3,551
   Common stock issued in exchange for other
     financing expense (Note B)                                  54,079              --
   Common stock issued for services                                  --          15,000
   Depreciation and amortization                                  1,593             288

   Changes in operating assets and liabilities:
            Prepaid expense                                     157,192              --
            Inventory                                           (48,323)        (33,123)
            Other current assets                                     --         (10,000)
            Deposit                                              (8,671)             --
            Accounts payable                                    188,988         249,861
            Accrued expenses and taxes                           53,931         103,331
                                                           ------------    ------------
   NET CASH (USED IN) PROVIDED BY OPERATING
   ACTIVITIES                                                  (700,582)         50,973
                                                           ------------    ------------

   CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment                                         (9,700)             --
                                                           ------------    ------------
   NET CASH USED IN INVESTING ACTIVITIES                         (9,700)             --
                                                           ------------    ------------

   CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from revolving credit line (Note B)                 100,000              --
   Proceeds from sale and subscription of equity
    securities (Note C)                                         540,973              --
                                                           ------------    ------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                    640,973              --
                                                           ------------    ------------

   NET (DECREASE) INCREASE IN CASH                         $    (69,309)   $     50,973

   Cash and cash equivalents, beginning of the period            69,309          30,403
                                                           ------------    ------------
   Cash and cash equivalents, end of the period            $         --    $     81,376
                                                           ============    ============
   Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for interest               $         --    $         --
Income taxes paid                                          $         --              --

Non-Cash Financing Activities:
   Common stock issued in exchange for accrued interest
  and accrued liabilities (Note B)                              209,206              --
Common stock issued in exchange for revolving credit
  line (Note B)                                                  68,045              --
   Common stock issued in exchange for other financing
  expense (Note B)                                               54,079              --

The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto included in the Phlo Corporation and Subsidiaries' annual report on Form 10-KSB for the year ended March 31, 2004.

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

NOTE B - REVOLVING CREDIT FACILITY

In June, 2002, the Company closed a revolving credit facility with a one-year term which provides for advances of up to a maximum principal amount of $250,000, at the option of the lender, at an interest rate of 10% per annum, with each advance payable within 30 days. An initial advance was made in the amount of $150,000. In February 2003, a second advance was made in the amount of $70,000. In June 2004, a third advance was made in the amount of $100,000. Repayment of advances under the facility are secured by the Company's assets and are guaranteed by two officers of the Company. In connection with securing the repayment of the three advances under this facility, the Company issued a total of 13,700,000 shares of Common Stock. In connection with the third advance, the Company granted to the Lender the option, after the expiration of a period of one year from such advance, to take title to 1,785,715 shares (or any portion thereof) of such stock collateral.

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

The Company did not repay the advances by the maturity date. As a result thereof, the lender has exercised its rights provided by the loan documents to sell shares of stock that were previously issued and pledged as collateral for the repayment of advances pursuant to the credit facility. During the quarter ended September 30, 2004, 873,500 collateral shares, valued at $69,880 were used to pay down $20,000 of debt and $1,861 of related accrued interest. Other financing expense of $48,019 was charged to operations in connection with this transaction. As of September 30, 2004, the sale of collateral has reduced the outstanding principal to $80,000.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


NOTE C - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with 500,000 shares designated as Series A convertible preferred stock with par value of $.0001 per share; 500,000 shares designated as Series B non-convertible preferred stock with par value of $0.0001 per share; and 3,000,000 shares designated as Series C convertible preferred stock with par value of $.0001 per share. The Company also has authorized 250,000,000 shares of common stock with par value $0.0001 per share. As of September 30, 2004, the Company has 500,000 shares of Series A convertible preferred stock, 1,302,304 shares of Series C convertible preferred stock, and 208,858,912 shares of common stock issued and outstanding. The Company has no Series B non-convertible preferred stock issued and outstanding at September 30, 2004.

In April, 2004, in consideration of $240,973, the Company agreed to issue 2,190,665 shares of stock. The common shares subscribed have not been issued as of September 30, 2004.

In June, 2004, in connection with a financing and in consideration of guarantees and supplying of shares of stock as collateral in connection with financings, the Company issued 1,030,303 shares of Common Stock to officers of the Company. These shares were valued at $61,818, which approximated the fair value of the common stock at the time the shares were issued.

In the quarter ended June 30, 2004, in consideration of $300,000, the Company agreed to issue 5,000,000 shares of Common Stock, 4,100,000 shares of which have been issued as of September 30, 2004.

In September 2004, the Company issued 3,100,000 shares of Common Stock to a shareholder upon his conversion of 31,000 shares of Series C Convertible Preferred Stock.

Subsequent to the fiscal quarter ended September 30, 2004, the Company's Board of Directors voted to amend the Company's articles of incorporation to increase the number of authorized shares of Common Stock from 350,000,000 to 600,000,000. The board of directors' vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company's articles of incorporation.

NOTE D - PREPAID EXPENSE

In the fiscal year ended March 31, 2004, the Company entered into an agreement with a company which is providing services to the Company related to the enhancement of the Company's biotechnologies, including the supervision of further research and development, protocols, and testing pertaining to the enhancement and protection of the intellectual property related thereto and the commercialization, production, marketing and distribution of the products containing such biotechnologies. In conjunction therewith, the Company made payments thereto of $400,000 during the year ended March 31, 2004 and an additional $398,300 during the quarter ended June 30, 2004 to such company, to be used for the activities set forth above. The Company has accounted for the payment as a prepaid expense at September 30, 2004. Additionally, the Company agreed to pay to the other party two percent of net revenues generated by the sale of products with respect to which the company provided services under the agreement during the term of the agreement, subject to certain limitations set forth therein.

During the six and three month periods ended September 30, 2004, the Company charged $555,492 and $398,515, respectively, of this prepayment to operations to reflect the services rendered and the payment of overhead related to the scientific development of the Company's technology.

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

In the quarter ended June 30, 2004, litigation was commenced against the Company based on the liability of one of its affiliates. The Company vigorously defended the action, but, in the fiscal quarter ended September 30, 2004, a judge turned over $103,431 of the Company to the creditor. The Company's counsel believed that the judge exceeded his authority under law in ruling against the Company on a procedural basis prior to a decision through trial on the merits. The Company has filed a complaint against the judge for his actions and intends to seek disciplinary action against the creditor's lawyers.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


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

In August, 2005, in conjunction with a settlement agreement providing for the payment to the Company of up to $100,000, and the provision of services to the Company, the Company issued 12,121,212 shares of Common Stock.

In the quarter ended September 30, 2005, in consideration of $230,500, the Company issued 51,006,925 shares of Common Stock.

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

OVERVIEW

The following discussion of the Company's financial condition as of September 30, 2004 and results of operations for the six months ended September 30, 2004 and 2003 includes Phlo Corporation and its affiliates (collectively, the "Company") and should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this 10-QSB.

RECENT DEVELOPMENTS

Subsequent to the fiscal quarter ended September 30, 2004, the Company's Board of Directors voted to amend the Company's articles of incorporation to increase the number of authorized shares of Common Stock from 350,000,000 to 600,000,000. The board of directors' vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company's articles of incorporation.

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

During the fiscal quarter ended September 30, 2004, the Company announced that its Aquis Rapid Response Rehydration beverages were available for sale to the general public through MadLax Sports, the largest lacrosse specialty store in the Washington, DC area. MadLax continues to sell Aquis through its website (madlax.com) and in its three stores located in McLean and Alexandria, Virginia and Olney, Maryland.

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

RESULTS OF OPERATIONS

The Company had no revenues during the three and six month periods ended September 30, 2004, as compared to $327,704 and $422,449 in revenues for the three and six month periods ended September 30, 2003, respectively. There was no cost of sales for the three and six month periods ended September 30, 2004, and for the three and six month periods ended September 30, 2003, as the revenue generated during the three and six month periods ended September 30, 2003, resulted from the receipt of product distribution rights fees rather than from product sales. The selling, general and administrative expenses for the three and six month periods ended September 30, 2004 were $601,572 and $881,893, respectively, as compared to $458,480 and $705,343 for the comparable three and six month periods during 2003. The Company incurred research and development costs of $18,979 and $127,596, respectively, during the three and six month periods ended September 30, 2004, with none for the comparable three and six month periods during 2003.

The Company's loss from operations was $620,551 and $1,009,489, respectively, for the three and six month periods ended September 30, 2004, as compared with an operating loss of $130,776 and $282,894 for the comparable three and six month periods ended September 30, 2003. However, during the period ended September 30, 2004, the Company conducted increased activities related to its technological base and focused its efforts on developing its marketing plan and establishing key marketing relationships with respect to its Aquis Rapid Response Rehydration beverages.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit increased $243,846 during the six month period ended September 30, 2004, to $3,476,071. In addition, the Company's Stockholders' Deficiency increased from $3,613,191 to $3,840,259 during the same six-month period.

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

2) In the quarter ended September 30, 2005, litigation was commenced against the Company based on the liability of one of its affiliates. The Company vigorously defended the action, but, subsequent to the fiscal quarter, a judge turned over $103,431 of the Company to the creditor. The Company's counsel believed that the judge exceeded his authority under law in ruling against the Company on a procedural basis prior to a decision through trial on the merits. The Company has filed a complaint against the judge for his actions and intends to seek disciplinary action against the creditor's lawyers.

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

                                Phlo Corporation

October 5, 2005                By: /s/ James B. Hovis
                               -------------------------------------
                               James B. Hovis
                               President and Chief Executive Officer