Form 10QSB
period 2004-12-31
PHLO CORP
filed 2005-10-12
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

     For the quarter ended December 31, 2004 Commission File Number 0-21079


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|


          The number of shares outstanding of the issuer's common stock as of October 12, 2005, is 321,110,073.

                        PHLO CORPORATION AND SUBSIDIARIES
                     Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ending December 31, 2004

                                Table of Contents


                                                                    Page to Page
                                                                    ------------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of
            December 31, 2004 (Unaudited)                               3

         Condensed Consolidated Statements of Operations for the
         three and nine months ended December 31, 2004 and 2003
           (Unaudited)                                                  4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended December 31, 2004 and 2003
           (Unaudited)                                                  5

         Notes to Condensed Consolidated Financial Statements
           (Unaudited)                                                  6

Item 2.  Managements' Discussion and Analysis or Plan
         of Operation                                                   9

Item 3.  Controls and Procedures                                        10

PART II. OTHER INFORMATION                                             10

Item 1.  Legal Proceedings                                              10

Item 2.  Changes in Securities                                          11

Item 3.  Exhibits                                                       11


Signature

Certifications

                        PHLO CORPORATION AND SUBSIDARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                December 31, 2004

                                           ASSETS
        CURRENT ASSETS
           Inventory                                                              $     48,323
           Prepaid expense (Note D)                                                     53,837
                                                                                  ------------
                   Total Current Assets                                                102,160

        PROPERTY PLANT & EQUIPMENT, Net                                                 10,525

        SECURITY DEPOSIT                                                                 8,671
                                                                                  ------------

        TOTAL ASSETS                                                              $    121,356
                                                                                  ============
                     LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES

        Accounts payable                                                          $  1,224,248
        Accrued expenses and taxes                                                   2,271,220
        Notes payable, current portion                                                 207,500
        Revolving credit line (Note B)                                                  30,000
                                                                                  ------------

                   Total Current Liabilities                                         3,732,968

        NOTES PAYABLE, long-term portion                                               384,000
                                                                                  ------------
        Total liabilities                                                            4,116,968
                                                                                  ------------
        COMMITMENTS AND CONTINGENCIES                                                       --

        DEFICIENCY IN STOCKHOLDERS' EQUITY (Note C)

        Preferred stock 15,000,000 shares authorized:
        Series A convertible stock, $0.0001 par value, 500,000 shares                       50
        authorized, issued and outstanding (Liquidation preferences $100,000)
        Series B non-convertible stock, none issued and outstanding                         --
        Series C preferred convertible stock, $0.0001 par value 3,000,000
        authorized, 1,302,304 shares outstanding (Liquidation preference $13,023)          130
        Series C preferred convertible stock, 15,298 shares subscribed                       1
        Common stock, $0.0001 par value, 250,000,000 shares authorized
        208,858,912 shares issued and outstanding                                       20,885
        Common stock, $0.0001 par value, 17,001,351 shares subscribed                    1,700
        Additional paid-in capital                                                  12,374,114
        Accumulated deficit                                                        (16,392,492)
                                                                                  ------------
                   Total Deficiency in Stockholders' Equity                         (3,995,612)
                                                                                  ------------
        TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY                  $    121,356
                                                                                  ============

   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
         For the Three and Nine Months Ended December 31, 2004 and 2003



                                                    Three months ended December 31,    Nine months ended December 31,
                                                    -------------------------------    -----------------------------
                                                         2004              2003            2004          2003
                                                         -----             -----          ------        ------
REVENUES                                              $    --            $120,374       $      --     $  542,823

COST OF REVENUES                                           --                 --               --           --
                                                    -----------       -----------      -----------   -----------

   GROSS PROFIT                                            --             120,374              --        542,823

OPERATING COSTS AND EXPENSES
   General and Administrative                           236,695           419,265        1,118,588     1,124,608
   Research and development                               6,900               --           134,496           --
                                                    -----------       -----------      -----------   -----------

   OPERATING LOSS                                      (243,595)         (299,890)      (1,253,084)     (581,785)
                                                    -----------       -----------      -----------   -----------

OTHER (EXPENSES)

   Other Financing Cost                                 (33,933)              --          (151,530)          --
   Interest expense                                     (17,121)          (18,832)         (51,224)      (57,304)
                                                    -----------       -----------      -----------   -----------

   TOTAL OTHER (EXPENSES)                               (51,054)          (18,832)        (202,754)      (57,304)
                                                    -----------       -----------      -----------   -----------

   LOSS BEFORE INCOME TAXES                            (294,649)         (317,723)      (1,455,838)     (639,089)

INCOME TAXES                                              --                  --              --             --
                                                    -----------       -----------      -----------   -----------

NET LOSS                                              $(294,649)       $ (317,723)    $ (1,455,838)  $  (639,089)
                                                    ===========       ===========      ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          225,629,696       127,361,942      219,490,037   109,100,905
                                                    ===========       ===========      ===========   ===========

NET (LOSS) PER SHARE (BASIC AND DILUTED)                $ (0.00)          $ (0.00)         $ (0.01)      $ (0.01)
                                                    ===========       ===========      ===========   ===========





   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
              For the Nine Months Ended December 31, 2004 and 2003

                                                               2004         2003
                                                            ---------   ---------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $(1,455,838)   $(639,089)

   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Stock-based compensation - amortization of
     deferred compensation                                         --       65,148
   Common stock reimbursement to shareholder (Note C)          87,576      118,551
   Common stock issued in exchange for other
     financing expense (Note B)                                62,254           --
   Common stock issued for services                                --       15,000
   Warrants issued for services                                 3,738
   Depreciation and amortization                                2,209          651

   Changes in operating assets and liabilities:
            Prepaid expense                                   346,163           --
            Inventory                                         (48,323)      35,739
            Other current assets                                   --      (34,392)
            Deposit                                            (8,671)          --
            Accounts payable                                  189,258      281,153
            Accrued expenses and taxes                         71,052      160,597
                                                            ----------------------
   NET CASH (USED IN) PROVIDED BY OPERATING
   ACTIVITIES                                                (750,582)       3,358
                                                            ----------------------

   CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment                                       (9,700)      (2,627)
                                                            ----------------------
   NET CASH USED IN INVESTING ACTIVITIES                       (9,700)      (2,627)
                                                            ----------------------

   CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from revolving credit line (Note B)               100,000         --
   Proceeds from sale and subscription of equity
    securities (Note C)                                       590,973         --
                                                            ----------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                  690,973         --
                                                            ----------------------

   NET (DECREASE) INCREASE IN CASH                          $ (69,309)   $    731

   Cash and cash equivalents, beginning of the period          69,309      30,403
                                                            ----------------------
   Cash and cash equivalents, end of the period             $      --    $ 31,134
                                                            ======================
   Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for interest                $      --    $    --
    Income taxes paid                                       $      --         --

    Non-Cash Financing Activities:
    Common stock issued in exchange for accrued interest
      and accrued liabilities (Note B)                        210,831         --
    Common stock issued in exchange for revolving credit
      line (Note B)                                           118,045         --
    Common stock issued in exchange for other financing
      expense (Note B)                                         62,254         --

   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto included in the Phlo Corporation and Subsidiaries' annual report on Form 10-KSB for the year ended March 31, 2004.

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

The Company did not repay the advances by the maturity date. As a result thereof, the lender has exercised its rights provided by the loan documents to sell shares of stock that were previously issued and pledged as collateral for the repayment of advances pursuant to the credit facility. During the quarter ended September 30, 2004, 873,500 collateral shares, valued at $69,880 were used to pay down $20,000 of debt and $1,861 of related accrued interest. Other financing expense of $48,019 was charged to operations in connection with this transaction. During the quarter ended December 31, 2004, 1,495,000 collateral shares, valued at $59,800 were used to pay down $50,000 of debt and $1,625 of related accrued interest. Other financing expense of $8,175 was charged to operations in connection with this transaction. As of December 31, 2004, the sale of collateral has reduced the outstanding principal to $30,000.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (Unaudited)


NOTE C - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with 500,000 shares designated as Series A convertible preferred stock with par value of $.0001 per share; 500,000 shares designated as Series B non-convertible preferred stock with par value of $0.0001 per share; and 3,000,000 shares designated as Series C convertible preferred stock with par value of $.0001 per share. The Company also has authorized 250,000,000 shares of common stock with par value $0.0001 per share. As of December 31, 2004, the Company has 500,000 shares of Series A convertible preferred stock, 1,302,304 shares of Series C convertible preferred stock, and 208,858,912 shares of common stock issued and outstanding. The Company has no Series B non-convertible preferred stock issued and outstanding at December 31, 2004.

In April, 2004, in consideration of $240,973, the Company agreed to issue 2,190,665 shares of stock. The common shares subscribed have not been issued as of December 31, 2004.

In June, 2004, in consideration of guarantees and supplying of shares of stock as collateral in connection with financings, the Company issued 1,030,303 shares of Common Stock to officers of the Company. The Company accounted for and charged to operation such shares in the amount of $61,818, which approximated the fair value of the common stock at the time the shares were issued.

In the quarter ended June 30, 2004, in consideration of $300,000, the Company agreed to issue 5,000,000 shares of Common Stock, 4,100,000 shares of which have been issued as of December 31, 2004.

In September 2004, the Company issued 3,100,000 shares of Common Stock to a shareholder upon his conversion of 31,000 shares of Series C Convertible Preferred Stock.

In October 2004, in consideration of $50,000, the Company agreed to issue 1,000,000 shares of Common Stock, none of which were issued at December 31, 2004. Also in October 2004, in consideration of guarantees and supplying shares of stock as collateral in connection with financings, the Company agreed to issue 515,152 shares of Common Stock to officers of the Company, none of which were issued at December 31, 2004. The Company accounted for and charged to operation such shares in the amount of $25,758.

In December 2004, the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $0.04 per share pursuant to an agreement related to the provision of marketing services. The warrant was valued at $3,738 using the Black Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 3.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 210%; and (4) an expected life of the warrant of 3 years.

Subsequent to the fiscal quarter ended December 31, 2004, the Company's Board of Director's voted to amend the Company's articles of incorporation to increase the number of authorized shares of Common Stock from 350,000,000 to 600,000,000. The board of directors' vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company's articles of incorporation.

NOTE D - PREPAID EXPENSE

In the fiscal year ended March 31, 2004, the Company entered into an agreement with a company which is providing services to the Company related to the enhancement of the Company's biotechnologies, including the supervision of further research and development, protocols, and testing pertaining to the enhancement and protection of the intellectual property related thereto and the commercialization, production, marketing and distribution of the products containing such biotechnologies. In conjunction therewith, the Company made payments thereto of $400,000 during the year ended March 31, 2004, $398,300 during the quarter ended June 30, 2004, and an additional $50,150 during the quarter ended December 31, 2004, to such company, to be used for the activities set forth above. The Company has accounted for the payment as a prepaid expense at December 31, 2004. Additionally, the Company agreed to pay to the other party two percent of net revenues generated by the sale of products with respect to which the company provided services under the agreement during the term of the agreement, subject to certain limitations set forth therein.

During the three and nine month periods ended December 31, 2004, the Company charged $239,121 and $794,613, respectively, of this prepayment to operations to reflect the services rendered and the payment of overhead related to the scientific development of the Company's technology.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (Unaudited)

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

In the quarter ended March 31, 2005, in consideration of $60,000, the Company issued 5,000,000 shares of Common Stock (4,700,000 which have been issued to date) and agreed to issue warrants to purchase 250,000 shares of Common Stock at an exercise price per share of $0.02, which were issued in the subsequent quarter.

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

In May, 2005, the Company issued a warrant to purchase 750,000 shares of Common Stock at an exercise price of $0.05 per share for the provision of production-related and other services.

In June, 2005, the Company issued 6,060,606 shares of the Common Stock in connection with an existing agreement.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (Unaudited)

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

OVERVIEW

The following discussion of the Company's financial condition as of December 31, 2004 and results of operations for the nine months ended December 31, 2004 and 2003 includes Phlo Corporation and its affiliates (collectively, the "Company") and should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this 10-QSB.

RECENT DEVELOPMENTS

Subsequent to the fiscal quarter ended December 31, 2004, the Company's Board of Director's voted to amend the Company's articles of incorporation to increase the number of authorized shares of Common Stock from 350,000,000 to 600,000,000. The board of directors' vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company's articles of incorporation.

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

RESULTS OF OPERATIONS

The Company had no revenue during the three and nine month periods ended December 31, 2004, as compared to $120,374 and $542,823 in revenue for the three and nine month periods ended December 31, 2003, respectively. There was no cost of sales for the three and nine month periods ended December 31, 2004, and for the three and nine month periods ended December 31, 2003, as the revenue generated during the three and nine month periods ended December 31, 2003, resulted from the receipt of product distribution rights fees rather than from product sales. The selling, general and administrative expenses for the three and nine month periods ended December 31, 2004 were $236,695 and $1,118,588, respectively, as compared to $419,265 and $1,124,608 for the comparable three and nine month periods during 2003. The Company incurred research and development costs of $6,900 and $134,496, respectively, during the three and nine month periods ended December 31, 2004, with none for the comparable three and nine month periods during 2003.

The Company's loss from operations was $243,595 and $1,253,084, respectively, for the three and nine month periods ended December 31, 2004, as compared with an operating loss of $299,890 and $581,785 for the comparable three and nine month periods ended December 31 2003. However, during the period ended December 31, 2004, the Company conducted increased activities related to its technological base and focused its efforts on developing its marketing plan and establishing key marketing relationships with respect to its Aquis Rapid Response Rehydration beverages.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit increased $398,583 during the nine month period ended December 31, 2004, to $3,630,808. In addition, the Company's Stockholders' Deficiency increased from $3,613,191 to $3,995,612 during the same nine-month period.

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

ITEM 2. CHANGES IN SECURITIES

During the period covered by this report, the Company issued shares of its common stock as follows:

In October 2004, in consideration of $50,000, the Company agreed to issue 1,000,000 shares of Common Stock, none of which were issued at December 31, 2004. Also in October 2004, in consideration of guarantees and supplying shares of stock as collateral in connection with financings, the Company agreed to issue 515,152 shares of Common Stock to officers of the Company, none of which were issued at December 31, 2004.

In December 2004, the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $0.04 per share pursuant to an agreement related to the provision of marketing services.


ITEM 3. EXHIBITS

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                Phlo Corporation

October 12, 2005                By: /s/ James B. Hovis
                                   -------------------------------------
                                   James B. Hovis
                                   President and Chief Executive Officer

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

Date: October 12, 2005




                       /s/ James B. Hovis
                       -----------------------------
                       James B. Hovis
                       Chief Executive Officer
                       Principal Financial Officer

                                 CERTIFICATIONS

                             Certificate Pursuant to

18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Phlo Corporation and Subsidiaries (the "Company") the Company on Form 10-QSB for the quarter ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James B. Hovis, Chief Executive Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 12, 2005





                       /s/ James B. Hovis
                       -----------------------------
                       James B. Hovis
                       Chief Executive Officer
                       Principal Financial Officer