Form 10KSB
period 2005-03-31
PHLO CORP
filed 2005-11-15
CIK 1012130

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       |X| Annual Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                                     For the

                        fiscal year ended March 31, 2005.

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

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer had no revenues for its most recent fiscal year.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of November 4, 2005, was approximately $1,627,160.

The outstanding number of shares of the issuer's common stock as of November 4, 2005 was 341,825,251.

                                TABLE OF CONTENTS

Item Number                                                                               Page
      PART I

1.    Business .......................................................................

2.    Properties .....................................................................

3.    Legal Proceedings ..............................................................

4.    Submission of Matters to a Vote of Security Holders ............................

      PART II

5.    Market for the Registrant's Common Equity and Related Shareholder Matters ......

6.    Management's Discussion and Analysis or Plan of Operations .....................

7.    Financial Statements and Footnotes .............................................

8.    Changes in and Disagreements with Accountants on Accounting and Financial
      Disclosure .....................................................................

8A    Controls and Procedures ........................................................

      PART III

9.    Directors and Executive Officers ...............................................

10.   Executive Compensation .........................................................

11.   Security Ownership of Certain Beneficial Owners and Management .................

12.   Certain Relationships and Related Transactions .................................

13.   Exhibits .......................................................................

14.   Principal Accounting Fees and Services .........................................

      Signatures .....................................................................

      Certifications .................................................................

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

Item 1. BUSINESS

General

Phlo Corporation, a Delaware corporation incorporated in December 1995, and its affiliates (hereinafter collectively referred to as the "Company") is a manufacturer of beverages and liquids containing patented and patent-pending biotechnologies. The Company markets its products to institutional purchasers, such as colleges and universities and sports teams, and to distributors which offer the products for sale in high volume chain stores, such as supermarkets and drug and convenience stores. Additionally, the Company develops liquids with patented or patent-pending payloads for the U.S. Military, agencies of the United Nations, and humanitarian organizations. The Company is positioned as a biotechnology company which is using high volume distribution networks to commercialize its technology. Central to the Company's strategic development plan is the development, acquisition and/or exclusive licensing of proprietary technology, nutraceutical, biotechnological and/or pharmaceutical in nature, which the Company initially plans to convey to consumers through the use of liquid formulations and beverage systems. The Company is focusing its technology acquisition efforts on those technologies related to preventing or ameliorating cancer, reducing the effects of aging, and enhancing cognition and personal performance.

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

During the year ended March 31, 2004, further tests were completed by some of the world's top scientists in the rehydration field confirming that AQUIS(TM) Rapid Response Rehydration is superior to current solutions formulated in accordance with the World Health Organization's most advanced specifications. AQUIS(TM) beverages are also based on a patent-pending biotechnology of the Company. Tests were conducted by a team of scientists at the International Center for Diarrheal Disease Research, Bangladesh ("ICDDRB") and demonstrate that the use of AQUIS(TM) results in superior and faster absorption of both electrolytes and water as compared with the use of other leading oral rehydration solutions in the world, including those based on the World Health Organization's most advanced specifications. These results have been presented at two of the most highly regarded conferences in the world in the field of rehydration, the American Gastroenterological Association meeting in New Orleans, May 15, 2004 and the 10th Asian Conference on Diarrhoeal Diseases and Nutrition (10th ASCODD) in Dhaka, Bangladesh (December, 7-9 2003). Additionally, AQUIS(TM) has a superior taste which is conducive to increased fluid intake by those drinking it. The ICDDRB pioneered the discovery of oral rehydration solutions and recently received the Gates Award for Global Health in recognition of this contribution.

Subsequent to the end of the fiscal year, the Company announced that it has commenced initial sales to the athletic departments of colleges and universities of its AQUIS(TM) Rapid Response Rehydration product line.

Financing Activities

During the fiscal year ended March 31, 2005, the Company raised $650,973, net of costs and fees, in the private placement of equity.

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

During the fiscal year ended March 31, 2004, further tests were completed by some of the world's top scientists in the rehydration field confirming that AQUIS(TM) Rapid Response Rehydration is superior to current solutions formulated in accordance with the World Health Organization's most advanced specifications. AQUIS(TM) beverages are also based on a patent-pending biotechnology of the Company. Tests were conducted by a team of scientists at the International Center for Diarrheal Disease Research, Bangladesh ("ICDDRB") and demonstrate that the use of AQUIS(TM) results in superior and faster absorption of both electrolytes and water as compared with the use of other leading oral rehydration solutions in the world, including those based on the World Health Organization's most advanced specifications. These results have been presented at two of the most highly regarded conferences in the world in the field of rehydration, the American Gastroenterological Association meeting in New Orleans, May 15, 2004 and the 10th Asian Conference on Diarrhoeal Diseases and Nutrition (10th ASCODD) in Dhaka, Bangladesh (December, 7-9 2003). Additionally, AQUIS(TM) has a superior taste which is conducive to increased fluid intake by those drinking it. The ICDDRB pioneered the discovery of oral rehydration solutions and recently received the Gates Award for Global Health in recognition of this contribution.

Subsequent to the end of the fiscal year, the Company announced that it has commenced initial sales to the athletic departments of colleges and universities of its AQUIS(TM) Rapid Response Rehydration product line.

Subsequent to the fiscal year end, the Company's Board of Director's voted to amend the Company's articles of incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 600,000,000. The board of directors' vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company's articles of incorporation.

Product Overview

The Company's AQUIS(TM) Rapid Response Rehydration System ("AQUIS(TM)") has been shown, in tests conducted by some of the world's top scientists in the rehydration field, to be superior to current solutions formulated in accordance with the World Health Organization's most advanced specifications. AQUIS(TM) is being marketed initially to institutional purchasers (including the colleges and universities, sports teams, U.S. Military, foreign governments, agencies of the United Nations, and non-profit organizations, including any humanitarian organizations). There are two formulations of AQUIS(TM), one of which is directed to rehydration (available in Orange, Grape, Lemon-Lime and Tropical Punch flavors) and one of which addresses diarrhea caused by diseases such as dysentery and cholera (available in Strawberry flavor). Dehydration from these causes is a major problem for the U.S. Military, resulting in tremendous costs both in terms of dollars and loss of active personnel. These diseases also bring suffering and death to millions of people in many parts of the world today. Both types of Aquis contain the Company's proprietary, biologically active micro-particle delivery system.

The Company's Oesis Personal Performance Spray Products contain the Company's patented VEP/PPC preparation and the Company's biologically active micro-particle delivery system, delivered through 1-ounce sprays. Oesis Spray Products provide cellular membrane repair and protection from toxicants while creating focus and mental alertness without the secondary depression. Oesis Personal Performance Sprays were manufactured in three flavors, Lemon Mint, Cherry Vanilla Mint, and Passion Fruit. The Spray Products were marketed to the major natural food chains, the major chain and independent convenience stores, drug stores, mass merchandisers, and supermarkets. During the fiscal year, the Company redirected its marketing focus with respect to Oesis to government/military fronts. The Company believes that the technology contained in the Oesis products would be ideal for use in a performance product, particularly one containing caffeine and carbohydrates, to be marketed to the U.S. Military.

The Company's "ZO - Vital Cell Defense" beverage line features fruit drinks, lemonades, iced black teas and iced green teas and is offered in 16 ounce bottles. "ZO - Vital Cell Defense" with its patented VEP/PPC and sustained release micro-encapsulation delivery technology was manufactured in Cranberry Berry, Orange Carrot, Pink

Lemonade, Tropical Punch, Kiwi Strawberry, Raspberry Vanilla and Blackberry Cherry, in addition to four flavors of iced black tea and four flavors of iced green tea. The manufacture of ZO - Vital Cell Defense beverages has been suspended for an extended period due to the acquisition of the Company's primary distributors of ZO by Coca-Cola Enterprises (CCE), extended negotiations by the Company with CCE and The Coca-Cola Company (CCC) regarding a joint effort, a major management overhaul at CCC, and the Company's focus during this period on final commercialization and initial production and marketing of AQUIS(TM) products.

Marketing and Distribution

The Company markets its products to institutional purchasers, such as colleges and universities and sports teams, and to distributors who offer the products for sale in high volume chain stores, such as supermarkets and drug and convenience stores. Additionally, the Company develops products for use by the U.S. Military which are also suitable for sale to agencies of the United Nations, humanitarian organizations, allied foreign militaries, and other institutional purchasers. The Company is positioned as a biotechnology company which is using high volume distribution networks to commercialize its technology.

Industry Overview/Competition

The Company's goal is to develop products which are proprietary (patented and patent-pending) and which serve a major perceived consumer need not currently being effectively addressed by other products. The Company's AQUIS(TM) Rapid Response Rehydration System is being marketed to institutional purchasers including colleges and universities, sports teams, the U.S. Military, U.N. agencies, foreign governments and other institutional purchasers. AQUIS(TM) has been shown, in tests conducted by some of the world's top scientists in the rehydration field, to be superior to current solutions formulated in accordance with the World Health Organization's most advanced specifications. AQUIS(TM) beverages are also based on a patent-pending biotechnology of the Company. AQUIS(TM) solutions provide superior rehydration through advanced liposomal electrolyte delivery technology (micro-encapsulating the electrolyte payload for direct absorption into the bloodstream). Direct absorption begins immediately upon the drinking of AQUIS(TM). Dehydration is an important issue in the athletic arena, for the U.S. Military (particularly in situations such as Iraq), and for humanitarian aid organizations around the world. AQUIS(TM) products are not intended to compete against the soda-pop versions of rehydration beverages which are sold to consumers.

The Company's ZO - Vital Cell Defense line of beverages competes in the "New Age" beverage category. The Company's line of ready to drink beverages competes directly with such brands as Arizona, SoBe, Snapple and others, although the Company believes that its ZO beverage line, with its proprietary, patented composition and biologically active micro-particle delivery technology, differentiates itself from these other major brands. The category of "New Age" beverages is the fastest growing category in the beverage industry today.

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

Management and Employees

As of March 31, 2005, the Company had two employees.

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

Item 2. PROPERTIES.

The Company is currently subleasing office space for a three year term ending on March 31, 2007 for $8,671 per month. The Company considers its premises adequate for its purposes in the immediate future.

Item 3. LEGAL PROCEEDINGS.

The Company has been involved in a number of lawsuits related to claims arising through the normal course of business, including claims that have been reduced to judgments. These judgments and certain other claims as of March 31, 2005 are as follows:

(a) The Company is currently engaged in litigation with a contract research and development facility. The Company terminated its agreement with the R&D facillity, asserting that the facility had breached its agreement with the Company and committed fraud, and the Company demanded payment from the R&D facility as required by the agreement. Moreover, the Company insisted that an independent scientific lab perform an audit of the work allegedly performed by the R&D facility for the Company (for which the Company has rendered substantial consideration, including $225,000 in cash). As a defensive measure, the R&D facility initiated legal action claiming breach of contract. The Company has asserted as counterclaims breach of contract, fraud, and negligence. As this litigation is in its initial stages, the Company can make no assurances with respect to the outcome of this matter.

(b) During the fiscal year, litigation was commenced against the Company based on the liability of one of its affiliates. The Company vigorously defended the action, but, also during the fiscal year, a judge turned over

$105,652 of the Company to the creditor. The Company's counsel believed that the judge exceeded his authority under law in ruling against the Company on a procedural basis prior to a decision through trial on the merits. The Company has filed a complaint against the judge for his actions and intends to seek disciplinary action against the creditor's lawyers.

 (c) The Securities and Exchange Commission instituted public administrative and cease and desist proceedings against Phlo Corporation ("Phlo"), its President James B. Hovis, and its Executive Vice President, Anne P. Hovis, on April 21, 2005, alleging violations by Phlo Corporation related to certain transfer agent regulations and related to the late filing of its required periodic reports. More specifically, the Division of Enforcement has alleged the violation by Phlo of Sections 17A(d)(1) and 17(b)(1) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rules 17Ad-2 (which requires transfer agents to turnaround within three business days of receipt at least 90% of all routine items received for transfer during a month) and 17Ad-5 (which requires transfer agents to respond within five business days to any written inquiry regarding the status of items presented for transfer within the preceding six months) thereunder. The Division of Enforcement also alleged that Anne Hovis aided and abetted such violations.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the holders of the Company's common stock during its fiscal year ended March 31, 2005.

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

The following table indicates the high and low bid prices for the common stock of the Company for the period April 1, 2004, to March 31, 2005, based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

There were no cash dividends declared on the common stock for the fiscal years ended March 31, 2005 and 2004.

--------------------------------------------------------------------------------
                                  Common Stock
--------------------------------------------------------------------------------
                     Year Ended 3/31/05                 Year Ended 3/31/04
--------------------------------------------------------------------------------
Quarter             High             Low                High            Low
--------------------------------------------------------------------------------
First Quarter      $0.20            $0.07               $0.045          $0.01
--------------------------------------------------------------------------------
Second Quarter     $0.15            $0.07               $0.065          $0.015
--------------------------------------------------------------------------------
Third Quarter      $0.09            $0.02               $0.027          $0.006
--------------------------------------------------------------------------------
Fourth Quarter     $0.04            $0.02               $0.095          $0.008
--------------------------------------------------------------------------------

On March 31, 2005, the closing price of the Common Stock as reported on the Pink Sheets was $0.03. As of March 31, 2005, the Company had approximately 1,500 beneficial holders of record of its shares of Common Stock.

During the fiscal year ended March 31, 2005, the Company raised $650,973 in a private placement, and issued 5,000,000 shares of common stock in exchange for services, each in reliance on various exemptions available under the Securities Act.

Item 6.

PHLO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------

SAFE HARBOR STATEMENT

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, business strategy, and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking phrases such as "anticipates", "intends", "expects", "plans", "believe", "estimates", or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2005 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

The Company's forward-looking statements represent its judgment only on the dates such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed, or unanticipated events or circumstances.

OVERVIEW

The following discussion of the Company's financial condition as of March 31, 2005 and results of operations for the years ended March 31, 2005 includes Phlo Corporation and its affiliates (collectively, the "Company") and should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

The Company had no revenue for the fiscal year ended March 31, 2005, as compared to revenue of $784,896 for the fiscal year ended March 31, 2004. The selling, general and administrative expenses for the fiscal year ended March 31, 2005 decreased to $1,414,209 from $3,304,419 for the fiscal year ended March 31, 2004. The Company's net loss decreased to $2,815,000 from $2,893,137 for the Company's prior fiscal year. However, during the fiscal year, the Company conducted increased activities related to its technological base (research and development costs incurred increased from $300,000 for the fiscal year ended March 31, 2004 to $528,132 for the fiscal year ended March 31, 2005) and focused its efforts on developing its marketing plan and establishing key marketing relationships with respect to its AQUIS(TM) Rapid Response Rehydration beverages.

There was no cost of sales for the year ended March 31, 2004, as the revenue generated during that year resulted from the receipt of product distribution rights fees rather than from product sales.

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


LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended March 31, 2005, the Company's working capital deficit increased by $868,235 to $4,100,460. In addition, the Company's Stockholders' Deficiency increased from $3,613,191 to $4,461,781.

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

The Company's independent certified public accountants have stated in their report included in the Company's March 31, 2005 Form 10-KSB, that the Company has incurred operating losses in the last two years and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company's most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the critical accounting policies and judgments below. Although the Company believes that the estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

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

STOCK BASED COMPENSATION

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the years ended March 31, 2005 and 2004. The Company has no awards of stock-based employee compensation outstanding at March 31, 2005.

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

                             MARCH 31, 2005 AND 2004



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                                PHLO CORPORATION

                                PHLO CORPORATION

                          Index to Financial Statements





                                                                                    Page
Report of Independent Registered Certified Public Accounting Firm                   F-3

Consolidated Balance Sheet at March 31, 2005                                        F-4

Consolidated  Statements  of Losses for the years  ended March 31, 2005 and 2004    F-5

Consolidated  Statements  of Deficiency  in  Stockholders'  Equity for the years
ended March 31, 2005 and 2004                                                       F-6 - F-7

Consolidated  Statements  of Cash Flows for the years  ended  March 31, 2005 and
2004                                                                                F-8 - F-9

Notes to Consolidated Financial Statements                                          F-10 - F-25

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM



Board of Directors
Phlo Corporation
Jacksonville, Florida


         We have audited the consolidated balance sheet of Phlo Corporation and its affiliates (the "Company"), as of March 31, 2005, and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2005 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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



                                 /s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                 -------------------------------------------
                                 Russell Bedford Stefanou Mirchandani LLP
                                 Certified Public Accountants


McLean, Virginia
October 31, 2005

                         PHLO CORPORATION AND AFFILIATES

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 2005

                                     ASSETS

CURRENT ASSETS
Inventory                                                                            $     75,041
                                                                                     ------------

   Total Current Assets                                                                    75,041

PROPERTY AND EQUIPMENT, Net (Note C)                                                        9,908

DEPOSITS                                                                                   12,771
                                                                                     ------------

      TOTAL ASSETS                                                                   $     97,720
                                                                                     ============

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
 Accounts payable                                                                    $  1,283,314
 Accrued liabilities (Note E)                                                        $  2,617,029
 Notes payable, current portion (Note G)                                                  242,500
 Revolving credit line (Note F)                                                            32,658
                                                                                     ------------
       Total Current Liabilities                                                        4,175,501

NOTES PAYABLE, LONG-TERM (Note G)                                                         384,000
                                                                                     ------------
       TOTAL LIABILITIES                                                                4,559,501

COMMITMENTS AND CONTINGENCIES (Note M)                                                       --

DEFICIENCY IN STOCKHOLDERS' EQUITY (Note H) Preferred stock, 15,000,000 authorized:
     Series A convertible stock, $0.0001 par value, 500,000 Shares
       authorized, issued and outstanding (liquidation preference $100,000)                    50
     Series B non-convertible stock, none issued and outstanding                             --
     Series C convertible stock, $0.0001 par value, 3,000,000 shares
       authorized, 1,302,304 shares outstanding (liquidation preference $13,023)              130
     Series C Convertible stock, 15,298 shares subscribed                                       1
   Common stock, $0.0001 par value, 250,000,000 shares authorized,
     226,771,033 shares issued and outstanding                                             22,677
   Common stock, $0.0001 par value, 16,968,018 shares subscribed                            1,697
   Additional paid-in capital                                                          13,265,318
   Accumulated deficit                                                                (17,751,654)
                                                                                     ------------
       TOTAL DEFICIENCY IN STOCKHOLDERS' EQUITY                                        (4,461,781)
                                                                                     ------------
       TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY                      $     97,720
                                                                                     ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        PHLO CORPORATION AND AFFILIATES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

                                                      2005            2004
                                                  -----------     -----------
REVENUES, net                                     $        --        $     784,896
COST OF SALES, net                                         --                 --
                                                  -------------      -------------
       GROSS PROFIT                                        --              784,896

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES
  General and administrative                          1,414,209          3,304,419
  Research and development                              528,132            300,000
                                                  -------------      -------------
       LOSS FROM OPERATIONS                          (1,942,341)        (2,819,523)
                                                  -------------      -------------
OTHER INCOME (EXPENSE)
 Finance cost                                          (804,052)              --
 Interest expense, net                                  (68,607)           (73,614)
                                                  -------------      -------------
       TOTAL OTHER EXPENSE                             (872,659)           (73,614)
 Provision for income taxes                                --                 --
                                                  -------------      -------------
       NET LOSS                                   $  (2,815,000)     $  (2,893,137)
                                                  =============      =============

Weighted Average Number of Shares Outstanding
  (Basic and Diluted)                               223,663,102        124,771,025
                                                  =============      =============

Net Loss Per Share (Basic and Diluted)            $       (0.01)     $       (0.02)
                                                  =============      =============




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         PHLO CORPORATION AND AFFILIATES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

                                                      Series A             Series B          Preferred C Stock
                                                   Preferred Stock      Preferred Stock         Subscribed
                                                   Shares     Amount   Shares     Amount      Shares     Amount
                                                   -------   -------   ------     ------      -------    ------
Balance March 31, 2003                             500,000   $   50                 --         15,298    $    1

Amortization of unearned compensation                            --                 --                       --

Issuance of common stock for cash                                --                 --                       --

Issuance of shares to fulfill existing
agreements                                                       --                 --                       --

Issuance of  common stock for services                           --                 --                       --

Issuance of common stock to officers                             --                 --                       --

Common stock subscription                                        --                 --                       --

Repayment of line of credit                                      --                 --                       --

Net loss                                                         --                 --                       --
                                                   -------   -------   ------     ------      -------    ------
Balance March 31,2004                              500,000       50       --        --         15,298         1

Conversion of preferred C to
common stock                                                     --                 --                       --

Issuance of common stock for cash                                --                 --                       --

Collateral shares issued with debt

Issuance of shares in settlement of
accrued expenses                                                 --                 --                       --

Issuance of shares to officers

Issuance of common stock for services                            --                 --                       --

Warrants issued for services

Warrants issued for financing activity                           --                 --                       --

Repayment of line of credit                                      --                 --                       --

Net loss                                                         --                 --                       --
                                                   -------   -------   ------     ------      -------    ------
Balance March 31,2005                              500,000   $   50      --         --         15,298    $    1
                                                   =======   =======   ======     ======      =======    ======

                                                           Series C                 Common Stock
                                                        Preferred Stock              Subscribed
                                                       Shares      Amount        Shares       Amount
                                                      ---------   ---------     ----------    ---------
Balance March 31, 2003                                1,333,304   $     133     13,334,295    $   1,333

Amortization of unearned compensation                                    --             --           --

Issuance of common stock for cash                                        --             --           --

Issuance of shares to fulfill existing
agreements                                                               --             --           --

Issuance of  common stock for services                                   --             --           --

Issuance of common stock to officers                                     --             --           --

Common stock subscription                                                --         (938,761)       (94)

Repayment of line of credit                                              --             --           --

Net loss                                                                 --             --           --
                                                      ---------   ---------     ----------    ---------
Balance March 31,2004                                 1,333,304         133     12,395,534        1,239

Conversion of preferred C to
common stock                                            (31,000)         (3)

Issuance of common stock for cash                                        --      3,790,665          379

Collateral shares issued with debt

Issuance of shares in settlement of
accrued expenses                                                         --                          --

Issuance of shares to officers                                                     781,819           79

Issuance of common stock for services                                    --

Warrants issued for services

Warrants issued for financing activity                                   --                          --

Repayment of line of credit                                              --

Net loss                                                                 --                          --
                                                      ---------   ---------     ----------    ---------
Balance March 31,2005                                 1,302,304   $     130     16,968,018    $   1,697
                                                      =========   =========     ==========    =========


The accompanying notes are an integral part of these consolidated financial

                                  Statements.

                         PHLO CORPORATION AND AFFILIATES

                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004


                                                    Common Stock            Unearned
                                                Shares         Amount     Compensation
                                            ------------   ------------   ------------
Balance March 31, 2003                        83,743,180   $      8,373   $    (83,498)

Amortization of unearned compensation                              --           83,498

Issuance of common stock for cash             29,250,000          2,925           --

Issuance of shares to fulfill existing
agreements                                    45,460,000          4,546           --

Issuance of common stock for services          8,125,000            813           --

Issuance of stock to officers                 27,611,668          2.761           --

Common stock subscription                        938,761             94           --

Repayment of line of credit                                        --             --

Net loss                                                           --             --
                                            ------------   ------------   ------------

Balance March 31,2004                        195,128,609         19,512           --

Conversion of preferred C to common stock      3,100,000            310           --

Issuance of common stock for cash              6,000,000            600           --

Collateral shares issued with debt             5,500,000            550           --

Issuance of shares in settlement of
    accrued expenses                           3,500,000            350           --

Issuance of shares to officers                 8,542,424            855           --

Issuance of common stock for services          5,000,000            500           --

Warrants issued for services                        --             --             --

Warrants issued for financing activity                             --

Repayment of line of credit                                        --             --

Net loss                                                           --             --
                                            ------------   ------------   ------------

Balance March 31,2005                        226,771,033   $     22,677   $       --
                                            ============   ============   ============

                                                  Paid-In       Accumulated
                                                  Capital         Deficit           Total
                                               ------------    ------------    ------------
Balance March 31, 2003                         $  9,159,969    $(12,043,517)   $ (2,957,157)

Amortization of unearned compensation                  --              --            83,498

Issuance of common stock for cash                   587,457            --           590,382

Issuance of shares to fulfill existing
agreements                                           (4,546)           --              --

Issuance of common stock for services               166,668            --           167,501

Issuance of stock to officers                     1,299,889            --         1,302,650

Common stock subscription                              --              --              --

Repayment of line of credit                          93,072            --            93,072

Net loss                                               --        (2,893,138)     (2,893,137)
                                               ------------    ------------    ------------

Balance March 31,2004                            11,302,528     (14,936,654)     (3,613,191)

Conversion of preferred C to common stock              (307)           --              --

Issuance of common stock for cash                   649,994            --           650,973

Collateral shares issued with debt                     (550)           --              --

Issuance of shares in settlement of
    accrued expenses                                195,650            --           196,000

Issuance of shares to officers                      422,006            --           422,940

Issuance of common stock for services               149,500            --           150,000

Warrants issued for services                          3,738            --             3,738

Warrants issued for financing activity              287,104                         287,104

Repayment of line of credit                         255,655            --           255,655

Net loss                                               --        (2,815,000)     (2,815,000)
                                               ------------    ------------    ------------

Balance March 31,2005                          $ 13,265,318    $(17,751,654)   $ (4,461,781)
                                               ============    ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         PHLO CORPORATION AND AFFILIATES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

                                                                                   2005           2004
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                       $(2,815,000)   $(2,893,137)

  Adjustments to reconcile net loss to net cash used in operating activities:

    Stock-based compensation - amortization of
       deferred compensation (Note I)                                                  --           83,498
    Common stock reimbursement to officers (Note H)                                 422,940      1,302,650
    Common stock issued in exchange for other
       Financing expense (Note H)                                                    84,409           --
    Common stock for services (Note H)                                              150,000        167,500
    Warrant issued for services (Note H)                                              3,738           --
    Warrant issued for financing expense (Note H)                                   287,104           --
    Depreciation and amortization (Note C)                                            2,826          1,014
    Write off and allowance for inventories                                            --          517,153
Changes in operating assets and liabilities
    Prepaid expenses                                                                400,000       (400,000)
    Inventory                                                                       (75,041)      (346,023)
    Security deposit                                                                (12,771)          --
    Accounts payable                                                                248,324        395,408
    Accrued expenses and taxes                                                      417,889        635,116
    Deferred revenue                                                                   --          (12,028)
                                                                                -----------    -----------
       NET CASH USED IN OPERATING ACTIVITIES                                       (885,582)      (548,849)
                                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                                                               (9,700)        (2,627)
                                                                                -----------    -----------
       NET CASH USED IN INVESTING ACTIVITIES                                         (9,700)        (2,627)
                                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from revolving note payable                                               175,000           --
 Proceeds from issuance of equity securities (Note H)                               650,973        590,382
                                                                                -----------    -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                    825,973        590,382

       NET INCREASE (DECREASE) IN CASH                                              (69,309)        38,906
CASH - Beginning                                                                     69,309         30,403
                                                                                -----------    -----------
CASH - Ending                                                                   $      --      $    69,309
                                                                                ===========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        PHLO CORPORATION AND AFFILIATES

                   For the Years Ended March 31, 2005 and 2004

-----------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                        2005            2004
                                                      --------        -------
Cash paid for interest                                $  --           $  --
                                                      --------        -------
Cash paid for income taxes                            $  --           $  --
                                                      ========        =======

Non-cash and financing activities:

During the fiscal years ended March 31, 2005 and 2004, the sale of Common Stock pledged as collateral for the repayment of advances pursuant to the credit facility reduced the outstanding principal balance by $155,387 and $93,072, respectively. Additionally, the Company issued shares of stock in reduction of $211,859 of accrued interest and accrued liabilities during the fiscal year ended March 31, 2005.








                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

INVENTORIES

Inventories are stated at the lower of cost or market. Costs, which include purchases, freight and packaging, raw materials, packing fees and finished products, are determined on the first-in, first-out basis. Non-saleable and obsolete inventories have been recorded at cost, or net realizable value, whichever is lower.

Components of inventories as of March 31, 2005 are as follows:

         Raw materials                                  $    37,209
         Work in progress                                    14,856
         Finished goods                                      22,976
                                                        -----------
                                                        $    75,041
                                                        ===========
ADVERTISING EXPENSE

Advertising costs are expensed as incurred. Advertising costs of $32,173 and $8,555 were expensed during the years ended March 31, 2005 and 2004, respectively.

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

RESEARCH AND DEVELOPMENT

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the years ended March 31, 2005 and 2004, $528,132 and $300,000, respectively, in research and development costs were incurred by the Company.

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

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

STOCK-BASED COMPENSATION

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the years ended March 31, 2005 and 2004. The Company has no awards of stock-based employee compensation outstanding at March 31, 2005.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK-BASED COMPENSATION (Continued)

to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined whether the adoption of this statement may have a material impact on the Company's consolidated financial statements if the Company issues stock-based employee compensation awards.

BASIC AND DILUTED LOSS PER SHARE

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the years ended March 31, 2005 and 2004, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share. For the years ended March 31, 2005 and 2004, 153,121,594 potential shares and 154,563,260 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

LIQUIDITY

As reflected in the accompanying financial statements, the Company incurred net losses of $2,815,000 and $2,893,137 for the years ended March 31, 2005 and 2004, respectively, and has an accumulated deficit of $17,751,654 as of March 31, 2005. In addition, the Company's current liabilities exceeded its current assets by $4,100,460 as of March 31, 2005.

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

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have cash or accounts receivable and allowance for doubtful accounts at March 31, 2005.

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

On December 16, 2004, the FASB published SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2006 and thereafter, if Company awards stock based compensation to employees.

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

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

NOTE B - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had a net loss of $2,815,000 for the fiscal year ended March 31, 2005. As of March 31, 2005, the Company's current liabilities exceeded its current assets by $4,100,460. In addition, the Company is delinquent in connection with various obligations including trade payables, accrued payroll taxes and related interest and penalties, and notes payable. These factors create an uncertainty as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue through the successful marketing and expansion of its various product lines to generate future profits. Subsequent to the date of the financial statements, the Company is taking steps to reduce or eliminate the Stockholders' Deficiency and to create a positive working capital position. The Company believes it is more likely than in prior years to raise substantial financing as a result of its prospects for national and global distribution of its products and joint venture activities with major international entities, the existence now of three product lines

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE B - GOING CONCERN MATTERS (Continued)

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

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2005:

         Furniture, fixtures and equipment                    $ 48,444
         Less: Accumulated depreciation                        (38,536)
                                                              ----------
             Net                                              $  9,908
                                                              =========

Depreciation expense for the years ended March 31, 2005 and 2004 was $2,826 and $1,014,respectively.

NOTE D - OTHER ASSETS

In the fiscal year ended March 31, 2004, the Company entered into an agreement with a company which is providing services to the Company related to the enhancement of the Company's biotechnologies, including the supervision of further research and development, protocols, and testing pertaining to the enhancement and protection of the intellectual property related thereto and the commercialization, production, marketing and distribution of the products containing such biotechnologies. In conjunction therewith, the Company made payments thereto of $400,000 during the year ended March 31, 2004 and $575,550 during the year ended March 31, 2005, to be used for the activities set forth above. The Company had accounted for the payment as a prepaid expense at March 31, 2004. During the fiscal year ended March 31, 2005, all of the funds advanced had been expended. Additionally, the Company agreed to pay to the other party two percent of net revenues generated by the sale of products with respect to which the company provided services under the agreement during the term of the agreement, subject to certain limitations set forth therein.

NOTE E - ACCRUED LIABILITIES

Accrued liabilities at March 31, 2005 are as follows:

  Accrued payroll, payroll taxes and
          penalties                               $   879,722
  Accrued expenses                                  1,466,139
  Accrued interest                                    271,168
                                                  -----------
  Total                                           $ 2,617,029
                                                  ===========

Accrued expenses represents primarily on-going payment obligations and accrued research and development costs related to certain of its intellectual property and accruals made in prior years for legal contingencies.

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE F - REVOLVING CREDIT FACILITY - NOTES PAYABLE

In June, 2002, the Company closed a revolving credit facility with a one-year term which provides for advances of up to a maximum principal amount of $250,000, at the option of the lender, at an interest rate of 10% per annum, with each advance payable within 30 days. At March 31, 2004, the outstanding principal balance under the facility was $48,045. Two additional advances were made during the fiscal year ended March 31, 2005, one in June 2004, in the amount of $100,000, and one in January 2005, in the amount of $40,000. Repayment of advances under the facility are secured by the Company's assets and are guaranteed by two officers of the Company. In connection with securing the repayment of the two advances under this facility made during the fiscal year, the Company issued a total of 5,500,000 shares of Common Stock. In connection with the June 2004 advance, the Company granted to the Lender the option, after the expiration of a period of one year from such advance, to take title to 1,785,715 shares (or any portion thereof) of such stock collateral. Also in June 2004, the Company issued 3,500,000 shares of Common Stock in exchange for the conversion by the Lender of $46,000 of accrued interest and the waiver of the $150,000 financing fee owed in connection with a prior advance. In connection with the January 2005 advance, the Company granted to the Lender the option, after the expiration of a period of one year from such advance, to take title to 1,212,121 shares (or any portion thereof) of such stock collateral.

The Company did not repay the advances by the maturity date. As a result thereof, the lender has exercised its rights provided by the loan documents to sell shares of stock that were previously issued and pledged as collateral for the repayment of advances pursuant to the credit facility. During the fiscal year, 4,981,000 shares of Common Stock pledged as collateral, valued at $255,655, were used to pay down $155,387 of debt and $15,859 of related accrued interest. Other financing expense of $84,409 was charged to operations in connection with this transaction. As of March 31, 2005, the sale of collateral has reduced the outstanding principal to $32,658. Subsequent to March 31, 2005, additional advances were made (see Note N - Subsequent Events).

NOTE G - LONG-TERM DEBT

Long-term debt as of March 31, 2005 consists of the following:

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

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE G - LONG-TERM DEBT (Continued)

  (Continued)
  Note payable with interest at a rate of 10% per annum. Principal and interest were due in November 2000. In conjunction with this financing, the Company issued a warrant to purchase 300,000 shares of common stock at a exercise price of $0.50 per share. The Company, at its option, may pay the Note in common stock or equivalent. The Company has notified the holder that it has elected to pay the principal and interest due under the note by the issuance
  of 136,612 shares of common stock.                                                  150,000

  Note payable with interest accruing at a rate of 10% per annum. Principal and interest were due in June 2001. In conjunction with this financing, a warrant to purchase 50,000 shares of common stock at an exercise price of $0.50 per share is issuable to this holder. The note holder has agreed to extend the maturity date of the note to June 30, 2006 and in connection therewith, the
  Company has agreed to issue (but has not yet issued) a warrant to purchase
  25,000 shares of common stock at an exercise price of $0.50 per share.               50,000

  Note payable in the original principal amount of $100,000, with an interest rate of 10% per annum. Principal and interest were due in July 2001. $50,000 of the loan was repaid in May, 2001. In conjunction with this financing, a warrant to purchase 100,000 shares of common stock at an exercise price of
  $0.50 per share is issuable to the holder. An additional warrant to purchase
  12,500 shares of the Common Stock at the same exercise price is issuable as a result of the Company's exercising its option to extend to October 2001 the maturity date of the note with respect to $50,000 of principal and all of the interest payable pursuant to the note. The holder had agreed to extend the
  maturity date of the note to June 30, 2006.                                          50,000

  In April, 2001, the Company was loaned $40,000. A promissory note has not yet been issued, as that amount was only a partial funding of the transaction. The note will provide an interest rate of 10% and a term of 120 days. A warrant will be issuable in conjunction with this financing, however, the amount of shares of common stock purchasable pursuant to the warrant will be determined
  once the full amount of the financing is established.                                40,000

  Note payable in the original principal amount of $35,000, with an interest
  rate of 12% per annum. Principal and interest are due in February, 2006.             35,000
                                                                                -------------
  Total                                                                           $   626,500
  Less: current portion                                                             ( 242,500)
                                                                                -------------
  Long-term portion                                                               $   384,000
                                                                                =============

Aggregate maturities of long-term debt as of March 31, 2005 are as follows:

         Fiscal Year                Amount
         2006                               $242,500
         2007                               $384,000
                                            --------
                                            $626,500
                                            ========

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

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

                      SERIES A CONVERTIBLE PREFERRED STOCK

At March 31, 2005, the Company has 500,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") issued and outstanding. The Series A Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series A Preferred is convertible into one share of common stock.

                    SERIES B NON-CONVERTIBLE PREFERRED STOCK

At March 31, 2005, none of Series B Non-Convertible Preferred Stock ("Series B Preferred") was issued and outstanding. The Series B Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series B Preferred is subject to certain redemption and liquidation provisions, as defined.

                      SERIES C CONVERTIBLE PREFERRED STOCK

As of March 31, 2005, 1,302,304 shares of Series C Preferred Stock were issued and outstanding and 15,298 shares were subscribed in connection with a stock exchange transaction conducted by Phlo Corporation and the shareholders of a privately held beverage company. Each holder of the Series C Preferred Stock has the right to cast one vote for each share of Common Stock into which his or its Series C Preferred Stock is convertible. No dividends are currently payable with respect to Series C Preferred Stock. The holders of Series C Preferred Stock have a liquidation preference of $0.01 per shares plus all accrued but unpaid dividends, if any. Holders of the Series C Preferred Stock have no redemption rights. Each share of Series C Preferred Stock initially is convertible into 100 shares of Common Stock without the payment of any additional consideration at any time after September 30, 2001. However, the conversion rate is subject to adjustment in the case of certain corporate transactions or events (not related to the market price of the Common Stock).

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

During the year ended March 31, 2004, the Company issued 8,125,000 shares of Common Stock in exchange for services and 45,460,000 shares of Common Stock to fulfill its obligations pursuant to existing agreements.

During the year ended March 31, 2005, the Company issued 3,100,000 shares of Common Stock upon conversion of 31,000 shares of Series C Convertible Preferred Stock.

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE H - CAPITAL STOCK (Continued)

During the year ended March 31, 2005, in consideration of $650,973, the Company agreed to issue an aggregate of 9,790,665 shares of Common Stock, 6,000,000 of which had been issued at March 31, 2005, and agreed to issue warrants to purchase 250,000 shares of Common Stock at an exercise price of $0.02 per shares. Additionally, the Company agreed to issue 9,324,243 shares of Common Stock to officers of the Company in connection with such financings and the Company's revolving credit line advances and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy the obligation of the Company, 8,542,424 shares of which were issued at March 31, 2005. The Company accounted for and charged to operation such shares in the amount of $422,940. Additionally, the Company issued 5,000,000 shares of Common Stock, valued at $150,000, in exchange for services related to the further development and enhancement of its intellectual property.

During the year ended March 31, 2005, the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $0.04 per share pursuant to an agreement related to the provision of marketing services. The warrant was valued at $3,738 using the Black Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 3.5%;
(2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 210%; and (4) an expected life of the warrant of 3 years.

During the year ended March 31, 2005, the Company issued a warrant to purchase 3,300,000 shares of common stock at an exercise price of $0.09 per share, pursuant to an agreement by the grantee not convert any shares of preferred stock and not to exercise any warrants held by grantee for a period of one year. The warrant was valued at $287,104 using the Black Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 3.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 210%; and (4) an expected life of the warrant of 4 years. This amount has been charged to financing cost.

Subsequent to the fiscal year end, the Company's Board of Director's voted to amend the Company's articles of incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 600,000,000. The board of directors' vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company's articles of incorporation.

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

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE I - STOCK OPTIONS AND WARRANTS (Continued)

                              Warrants Outstanding                              Warrants Exercisable
                              --------------------                              --------------------
                                         Weighted Average        Weighed                       Weighted
     Exercise            Number        Remaining Contractual     Average         Number        Average
      Prices          Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
      ------          -----------          ------------       --------------  -----------   --------------
    $   0.0001            879,559               0.81              $0.0001        879,559        $.0001
          0.01          9,606,682               1.30                 0.01      9,606,682          0.01
     0.02-0.09         10,750,000               3.75                 0.05      1,350,000          0.03
     0.10-0.50          2,104,953               0.95                 0.35      2,104,953          0.35
          2.00             50,000               0.04                 2.00         50,000          2.00
                       ----------              -----              -------     ----------        ------
                       23,391,194               2.37              $  0.06     13,991,194        $ 0.07
                       ==========              =====              =======     ==========        =======

Transactions involving warrants are summarized as follows:

                                               Weighted
                                                Average
                                  Number of      Price
                                  Warrants     Per Share
                                -----------    ---------
Outstanding at March 31, 2003    40,126,106    $   0.04
                                ===========    ========
   Granted                        2,500,000        0.03
   Exercised                           --          --
   Cancelled or expired         (21,863,246)       0.01
                                -----------    --------
Outstanding at March 31, 2004    20,762,860    $   0.07
                                ===========    ========
   Granted                        3,650,000        0.08
   Exercised                           --          --
   Cancelled or expired          (1,021,666)       0.17
                                -----------    --------
Outstanding at March 31, 2005    23,391,194    $   0.06
                                ===========    ========

The Company granted 100,000 compensatory warrants to a non-employee during the year ended March 31, 2005. The warrants were valued at $3,738 using the Black Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 3.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 210%; and
(4) an expected life of the warrant of 3 years. The Company did not grant any compensatory warrants to non-employees during the year ended March 31, 2004.

During the year ended March 31, 2005, the Company issued a warrant to purchase 3,300,000 shares of common stock at an exercise price of $0.09 per share, pursuant to an agreement by the grantee not convert any shares of preferred stock and not to exercise any warrants held by grantee for a period of one year. The warrant was valued at $287,104 using the Black Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 3.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 210%; and (4) an expected life of the warrant of 4 years. This amount has been charged to financing cost.

During the year ended March 31, 2005, in consideration of $650,973, the Company agreed to issue an aggregate of 9,790,665 shares of Common Stock, 6,000,000 of which had been issued at March 31, 2005 (Note H), and agreed to issue warrants to purchase 250,000 shares of Common Stock at an exercise price of $0.02 per shares. These warrants are non-compensatory.

Amortization of deferred compensation for previously granted warrants issued in exchange for prepaid services fees amounted to $83,498 for the year ended March 31, 2004, with none during the year ended March 31, 2005.

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

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

At March 31, 2005, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $10,427,000, expiring through the year 2025, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of March 31, 2005 are as follows:

                Non current:
                Net operating loss carryforward    $ 3,649,000
                Valuation allowance                 (3,649,000)
                                                   -----------
                Net deferred tax asset                       0
                                                   ===========

Further, the Company has not filed any federal, state or local income or franchise tax returns. Such failure may have a material adverse effect on the amount of any net operating loss carryforwards and the ability of the Company to use the net operating loss carryforwards and may subject the Company to fines.

NOTE K - BUSINESS CONCENTRATION

The Company purchased 58.6% of its raw materials from one supplier for the year ended March 31, 2004.

NOTE L - RELATED PARTY TRANSACTIONS

A shareholder of the Company holds notes issued by the Company between 1999 and 2002 representing an aggregate outstanding principal balance of $384,000 at March 31, 2005 and 2004. (Note G).

NOTE M - COMMITMENTS AND CONTINGENCIES

PAYMENT OBLIGATIONS

 The Company has various on-going payment obligations (primarily minimum royalties or payments) related to certain of its intellectual property, which payments are contingent on certain circumstances or performances by the obligees. Such payment obligations for the year ended March 31, 2005, were $340,000. The Company's obligations for the subsequent fiscal year are expected to be $87,000.

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

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE M - COMMITMENTS AND CONTINGENCIES (Continued)

LITIGATION

(a) The Company is currently engaged in litigation with a contract research and development facility. The Company terminated its agreement with the R&D facillity, asserting that the facility had breached its agreement with the Company and committed fraud, and the Company demanded payment from the R&D facility as required by the agreement. Moreover, the Company insisted that an independent scientific lab perform an audit of the work allegedly performed by the R&D facility for the Company (for which the Company has rendered substantial consideration, including $225,000 in cash). As a defensive measure, the R&D facility initiated legal action claiming breach of contract. The Company has asserted as counterclaims breach of contract, fraud, and negligence. As this litigation is in its initial stages, the Company can make no assurances with respect to the outcome of this matter.

(b) During the fiscal year, litigation was commenced against the Company based on the liability of one of its affiliates. The Company vigorously defended the action, but, also during the fiscal year, a judge turned over $105,652 of the Company to the creditor. The Company's counsel believed that the judge exceeded his authority under law in ruling against the Company on a procedural basis prior to a decision through trial on the merits. The Company has filed a complaint against the judge for his actions and intends to seek disciplinary action against the creditor's lawyers.

(c) The Securities and Exchange Commission instituted public administrative and cease and desist proceedings against Phlo Corporation ("Phlo"), its President James B. Hovis, and its Executive Vice President, Anne P. Hovis, on April 21, 2005, alleging violations by Phlo Corporation related to certain transfer agent regulations and related to the late filing of its required periodic reports. More specifically, the Division of Enforcement has alleged the violation by Phlo of Sections 17A(d)(1) and 17(b)(1) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rules 17Ad-2 (which requires transfer agents to turnaround within three business days of receipt at least 90% of all routine items received for transfer during a month) and 17Ad-5 (which requires transfer agents to respond within five business days to any written inquiry regarding the status of items presented for transfer within the preceding six months) thereunder. The Division of Enforcement also alleged that Anne Hovis aided and abetted such violations.

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

PAYROLL TAXES

The Company has not paid payroll taxes since the third quarter of 1999 totaling $350,824 at March 31, 2005. The Company has accrued estimated penalties and interest of $259,652 as of March 31, 2005.

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE M - COMMITMENTS AND CONTINGENCIES (Continued)

LEASE

At March 31, 2005, the Company is subleasing office space for a term ending March 31, 2007 at a monthly rate of $8,670.75 with a fixed 4% annual increase. Rent expense for the years ended March 31, 2005 and 2004 was $178,812 and $120,585, respectively.

NOTE N - SUBSEQUENT EVENTS

Financing

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

In May, 2005, the Company issued a warrant to purchase 750,000 shares of Common Stock at an exercise price of $0.05 per share for the provision of production-related and other services and previously subscribed warrants to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $0.02 per share.

In June, 2005, the Company issued 6,060,606 shares of the Common Stock in connection with an existing agreement.

In August, 2005, in conjunction with a settlement agreement providing for the payment to the Company of up to $100,000, and the provision of services to the Company, the Company issued 12,121,212 shares of Common Stock.

In August, 2005, the Company issued a warrant to purchase up to 3,000,000 shares of Common Stock at an exercise price of $0.02 per share. However, the holder's right to exercise the warrant is contingent upon the attainment of certain sales-related performance goals within a specified time. To date, the warrant may not be exercised with respect to any shares of Common Stock.

                         PHLO CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE N - SUBSEQUENT EVENTS (Continued)

In the quarter ended September 30, 2005, in consideration of $230,500, the Company issued 51,006,925 shares of Common Stock.

In October 2005, the Company issued 1,081,819 shares previously subscribed.

In the quarter ended December 2005, in consideration of $73,000, the Company issued 15,303,030 shares of Common Stock and a warrant to purchase 500,000 shares of stock at an exercise price of $0.03 per share.

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


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

The names and ages of the directors, executive officers, significant employees, and promoters of the Company are set forth below.

Name                       Age         Position Held
----                       ---         -------------
James B. Hovis              56         President & CEO, Director

Anne P. Hovis               45         Executive Vice President, General
                                       Counsel, Secretary & Director

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

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended March 31, 2005, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied, with the exception of two officers who did not timely file reports required by Section 16(a) with respect to certain transactions during the fiscal year. These officers are taking the steps necessary to make such filings. It is the Company's intention to ensure, where possible, complete compliance according to this Section.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to the executive officers for the fiscal year ending March 31, 2005.

                           SUMMARY COMPENSATION TABLE

Compensation
------------                                                                                     Long-Term
Payouts                        Annual Compensation Awards                                         Awards
---------                   -------------------------------                                      ---------
   (a)                       (b)         (c)                    (d)        (e)         (f)          (g)        (h)
                                                               Other               Securities
                                                               Annual  Restricted    Under-                    All
Compen-                                                        Compen-   Stock       lying         L/TIP      Othe
Name and                                                       sation    Awards      Options/      Payouts
sation
Principal Position          Year         Salary      Bonus       ($)       ($)       SARa (#)       ($)        ($)
--------------------------------------------------------------------------------------------------------------------
James B. Hovis
President and CEO           2004        $409,039      -0-        -0-       -0-        -0-            -0-       -0-
                            2005        $421,508      -0-        -0-       -0-        -0-            -0-       -0-

Anne P. Hovis               2004        $   -0-       -0-        -0-       -0-        -0-            -0-       -0-
Exec. Vice President        2005        $   -0-       -0-        -0-       -0-        -0-            -0-       -0-
General Counsel &
Secretary

COMPENSATION OF DIRECTORS

The names of the directors of the Company as of March 31, 2005, are James B. Hovis and Anne P. Hovis. Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company. No payments were made to directors during the year ended March 31, 2005, for services provided as a director.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2005, certain information with respect to the beneficial ownership of common stock and preferred stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:

--------------------------------------------------------------------------------
Name and Address of
Beneficial Owner (1)
                                          Percentage               Percentage(%)
                           Shares of      (%) of       Shares of    of Total
                           Common Stock   Common       Preferred    Combined
                           Owned          Stock (2)    Stock         Vote(3)
--------------------------------------------------------------------------------
James B. Hovis             56,304,462(4)     24.83%     287,347(5)     23.82%
--------------------------------------------------------------------------------
Anne P. Hovis              56,304,462(6)     24.83%     327,347(7)     24.94%
--------------------------------------------------------------------------------
Edward J. Mathias (8)       7,750,451         3.42%     490,708.33     15.49%(9)
--------------------------------------------------------------------------------
All officers and
directors as a group
(two persons)              56,304,462        24.83%     327,347        24.94%
--------------------------------------------------------------------------------

(1) The address of each Stockholder shown above except as otherwise indicated is c/o Phlo Corporation, 6001-21 Argyle Forest Blvd., PMB #117, Jacksonville, Florida 32244-5705.

(2) Based upon 226,771,033 shares of Common Stock outstanding as of March 31, 2005.

(3) Based on 226,771,033 shares of Common Stock and 1,302,304.30 shares of Series C Preferred Stock outstanding as of March 31, 2005, and assuming a conversion rate of 100 shares of common stock for each share of Series C Preferred Stock. The percentages presented are based on conversion of all outstanding shares of Series C Preferred Stock into shares of common stock and, where applicable, the exercise of all warrants owned by the beneficial owner to purchase common stock.

(4) Includes 49,663,857 shares as to which Mr. Hovis has the sole voting power, 6,640,605 shares as to which he shares the power to dispose with his wife, Anne
P. Hovis.

(5) Includes 167,485 shares of Series C Preferred Stock as to which Mr. Hovis has the sole voting power and 119,862 shares as to which he shares the power to dispose with his wife, Anne P. Hovis.

(6) Includes 6,640,605 shares as to which Mrs. Hovis has sole voting power and 49,663,857 shares as to which she shares the power to dispose with her husband, James B. Hovis.

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

      ** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 (File No. 0-21079).

      *** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 (File No. 0-21079).

      **** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 (File No. 0-21079).

(b) Reports on Form 8-K.

Form 8-K, filed on April 7, 2005, to announce the termination of its independent auditors, Sherb & Co., LLP and the retention of its new independent auditors, Russell Bedford Stefanou Mirchandani LLP.

Form 8-K/A, filed on April 12, 2005, amending the Form 8-K filed on April 7, 2005 to attach the required letter of Sherb & Co. LLP and to respond thereto.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by its auditors during the fiscal years ended March 31, 2005 for: (i) services rendered for the audit of its annual financial statements and the review of its quarterly financial statements, (ii) services by its auditor that are reasonably related to the performance of the audit or review of its financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                               March 31, 2005          March 31, 2004
                               --------------          --------------
       Audit Fees                   $  40,500                $ 40,500
       Audit related fees
       Tax fees                             -                       -
       All other fees                       -                       -
       Total fees                   $  40,500                $ 40,500

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

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2005 or 2004.

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

     (b) Reports on Form 8-K.

Form 8-K, filed on April 7, 2005, to announce the termination of its independent auditors, Sherb & Co., LLP and the retention of its new independent auditors, Russell Bedford Stefanou Mirchandani LLP.

Form 8-K/A, filed on April 12, 2005, amending the Form 8-K filed on April 7, 2005 to attach the required letter of Sherb & Co. LLP and to respond thereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this ______ day of November, 2005.

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

Signature                        Title                               Date
---------                        -----                               ----

/s/  James B. Hovis         President & CEO                    November __, 2005
----------------------
James B. Hovis

/s/  Anne P. Hovis          Exec. Vice President, General      November __, 2005
----------------------      Counsel & Secretary
Anne P. Hovis