Form 10QSB
period 2005-06-30
PHLO CORP
filed 2005-11-28
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

       For the quarter ended June 30, 2005 Commission File Number 0-21079

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      The number of shares outstanding of the issuer's common stock as of November 28, 2005, is 368,881,527.

                        PHLO CORPORATION AND SUBSIDIARIES

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2005

                                Table of Contents

                                                                    Page to Page
                                                                    ------------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of
            June 30, 2005 (Unaudited)                                     3

         Condensed Consolidated Statements of Operations for the
         three months ended June 30, 2005 and 2004
         (Unaudited)                                                      4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended June 30, 2005 and 2004
         (Unaudited)                                                      5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                      6

Item 2.  Managements' Discussion and Analysis or Plan
         of Operation                                                    10

Item 3.  Controls and Procedures                                         11

PART II.  OTHER INFORMATION                                              12

Item 1.  Legal Proceedings                                               12

Item 2.  Changes in Securities                                           12

Item 3.  Exhibits
                                                                         13

Signature                                                                13

Certifications                                                           14

                        PHLO CORPORATION AND SUBSIDARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                  June 30, 2005

                                     ASSETS
CURRENT ASSETS
   Inventory                                                                   $     75,041
                                                                               ------------
           Total Current Assets                                                      75,041

PROPERTY PLANT AND EQUIPMENT, Net                                                     9,292
DEPOSITS                                                                             12,771
                                                                               ------------

TOTAL ASSETS                                                                   $     97,104
                                                                               ============
       LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                               $  1,406,544
Accrued expenses and taxes                                                        2,671,449
Notes payable, current portion                                                      626,500
Revolving credit line (Note B)                                                      119,074
                                                                               ------------

           Total Current Liabilities                                              4,823,567
                                                                               ------------
Total liabilities                                                                 4,823,567
                                                                               ------------

COMMITMENTS AND CONTINGENCIES                                                            --

DEFICIENCY IN STOCKHOLDERS' EQUITY (Note C)

Preferred stock 15,000,000, shares authorized:
Series A convertible stock, $0.0001 par value, 500,000 shares                            50
authorized, issued and outstanding (Liquidation preferences $100,000)
Series B non-convertible stock, 500,000 shares authorized,
none issued and outstanding                                                              --
Series C preferred convertible stock, $0.0001 par value 3,000,000
authorized, 1,302,304 shares outstanding (Liquidation preference $13,023)               130
Series C preferred convertible stock, 15,298 shares subscribed                            1
Common stock, $0.0001 par value, 250,000,000 shares authorized
260,888,239 shares issued and outstanding                                            26,088
Common stock, $0.0001 par value, 16,963,473 shares subscribed                         1,697
Additional paid-in capital                                                       13,623,284
Accumulated deficit                                                             (18,377,713)
                                                                               ------------
           Total Deficiency in Stockholders' Equity                              (4,726,463)
                                                                               ------------
TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY                       $     97,104
                                                                               ============

   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                For the Three Months Ended June 30, 2005 and 2004

                                                     Three Months  Three Months
                                                -----------------------------------
                                                      2005                2004
                                                ---------------     ---------------
OPERATING COSTS AND EXPENSES
   General and Administrative                   $       434,732     $       280,321
   Research and Development                              24,144             108,617
                                                ---------------     ---------------

   LOSS FROM OPERATIONS                                (458,876)           (388,938)
                                                ---------------     ---------------
OTHER (EXPENSES)

  Financing Cost                                       (147,377)            (69,578)
  Interest expense                                      (19,806)            (16,065)
                                                ---------------     ---------------

   TOTAL OTHER (EXPENSES)                              (167,183)            (85,643)
                                                ---------------     ---------------
   LOSS BEFORE INCOME TAXES                            (626,059)           (474,581)

INCOME TAXES                                                 --                  --
                                                ---------------     ---------------

NET LOSS                                        $      (626,059)    $      (474,581)
                                                ===============     ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          254,183,421         196,247,623

                                                ===============     ===============

NET LOSS PER SHARE (BASIC AND DILUTED)          $         (0.00)    $         (0.00)
                                                ===============     ===============

   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                For the Three Months Ended June 30, 2005 and 2004

                                                                               2005                2004
                                                                         ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $      (626,059)    $      (474,581)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock reimbursement to shareholder (Note C)                               127,376              61,818
Common stock issued in exchange for other
  financing expense (Note B)                                                          --               6,060
Common stock issued for services (Note C)                                         80,000                  --
Warrants issued for services (Note C)                                             21,000                  --
Warrants issued for financing expense (Note C)                                    20,000                  --
Depreciation and amortization                                                        616                 976

Changes in operating assets and liabilities:
         Prepaid expense                                                              --            (241,323)
         Accounts payable                                                        123,230               5,612
         Accrued expenses and taxes                                               56,337              35,893
                                                                         -----------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                           (197,500)           (605,545)
                                                                         -----------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment                                                                 --              (1,306)
                                                                         -----------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                 --              (1,306)
                                                                         -----------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from revolving credit line (Note B)                                     130,000             100,000
Proceeds from sale and subscription of equity
 securities (Note C)                                                              67,500             540,973
                                                                         -----------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        197,500             640,973
                                                                         -----------------------------------

NET INCREASE IN CASH                                                     $            --     $        34,122

Cash and cash equivalents, beginning of the period                                    --              69,309
                                                                         -----------------------------------
Cash and cash equivalents, end of the period                             $            --     $       103,431
                                                                         ===================================

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for interest                                $            --     $            --
 Income taxes paid                                                                    --                  --

Non-Cash Financing Activities:
  Common stock issued in exchange for accrued interest
    and accrued liabilities (Note B)                                               1,917             207,345
Common stock issued in exchange for revolving credit
  line (Note B)                                                                   43,584              48,045
Common stock issued in exchange for other financing
  expense (Note B)                                                                    --               6,060

   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto included in the Phlo Corporation and Subsidiaries' annual report on Form 10-KSB for the year ended March 31, 2005.

Business and Basis of Presentation

Phlo Corporation, a Delaware corporation incorporated in December 1995, and its affiliates (hereinafter collectively referred to as the "Company") is a manufacturer of beverages and liquids containing patented and patent-pending biotechnologies. The Company markets its products to institutional purchasers, such as colleges and universities and sports teams, and to distributors, which offer the products for sale in high volume chain stores, such as supermarkets and drug and convenience stores. Additionally, the Company develops liquids with patented or patent-pending payloads for the U.S. Military, agencies of the United Nations, and humanitarian organizations. The Company is positioned as a biotechnology company which is using high volume distribution networks to commercialize its technology. Central to the Company's strategic development plan is the development, acquisition and/or exclusive licensing of proprietary technology, nutraceutical, biotechnological and/or pharmaceutical in nature, which the Company initially plans to convey to consumers through the use of liquid formulations and beverage systems. The Company is focusing its technology acquisition efforts on those technologies related to preventing or ameliorating cancer, reducing the effects of aging, and enhancing cognition and personal performance. The Company is currently conducting discussions with major companies related to the distribution of the Company's products or joint ventures pertaining to the Company's technology and products related thereto.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries and affiliates.

Stock-based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2005 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at June 30, 2005.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the fourth quarter of its fiscal year 2006. Management has not determined whether the adoption of this statement may have a material impact on the Company's consolidated financial statements if the Company issues stock-based employee compensation awards.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

NOTE B - REVOLVING CREDIT FACILITY

In June, 2002, the Company closed a revolving credit facility with a one-year term which provides for advances of up to a maximum principal amount of $250,000, at the option of the lender, at an interest rate of 10% per annum, with each advance payable within 30 days. At March 31, 2005, the outstanding principal balance under the facility was $32,658. Repayment of advances under the facility are secured by the Company's assets and are guaranteed by two officers of the Company.

In April, 2005, an additional advance was authorized under the Company's revolving credit facility of up to $150,000, $130,000 of which has been advanced as of June 30, 2005. Subsequent to June 30, 2005, an additional $10,000 was advanced. In conjunction with this additional advance, the Company issued 13,700,000 shares of Common Stock which serve as collateral to secure repayment of advances made to the Company under the facility and the meeting of all obligations of the Company under the facility loan documents. Also in connection with such advance, the Company granted to the Lender the option, after the expiration of a period of one year from such advance, to take title to 4,600,000 shares (or any portion thereof) of such stock collateral; agreed to deliver to the Lender, until such advance has been repaid, net proceeds received by the Company generated by the sale of its rehydration beverage of up to $50,000; and agreed to increase the interest rate with respect to the current advance and the outstanding principal balance on prior advances from 10% to 12%.

The Company did not repay the advance by the maturity date. As a result thereof, the lender has exercised its rights provided by the loan documents to sell shares of stock that were previously issued and pledged as collateral for the repayment of advances pursuant to the credit facility. During the quarter ended June 30, 2005, 1,585,000 collateral shares, valued at $45,501 were used to pay down $43,584 of debt and $1,917 of related accrued interest. As of June 30, 2005, the sale of collateral has reduced the outstanding principal to $119,074.

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

Subsequent to the fiscal quarter ended June 30, 2005, the Company's Board of Director's voted to amend the Company's articles of incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 600,000,000. The board of directors' vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company's articles of incorporation.

As of June 30, 2005, the Company has 500,000 shares of Series A convertible preferred stock, 1,302,304 shares of Series C convertible preferred stock, and 260,888,239 shares of common stock issued and outstanding. The Company has no Series B non-convertible preferred stock issued and outstanding at June 30, 2005.

In April 2005, the Company issued 454,545 shares of Common Stock previously subscribed.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE C - CAPITAL STOCK (Continued)

In May and June, 2005, in consideration of $67,500, the Company agreed to issue 4,950,000 shares of Common Stock, 4,500,000 of which have been issued at June 30, 2005. Additionally, the Company issued 2,550,000 shares of Common Stock to officers of the Company in connection with such financing and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy obligations of the Company. The Company accounted for and charged to operation such shares in the amount of $38,250, which approximated the fair value of the Common Stock at the time the shares were issued.

In June 2005, the Company issued 4,000,000 shares of the Common Stock, valued at $80,000 in exchange for services rendered pursuant to existing agreements. The valuation of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued 2,060,606 shares of Common Stock to officers of the Company in connection with such agreements and in consideration of guarantees and supplying of shares of stock as collateral. The Company accounted for and charged to operation such shares in the amount of $20,606, which approximated the fair value of the Common Stock at the time the shares were issued.

In the quarter ended June 30, 2005, in consideration of guarantees and supplying of shares of stock as collateral in connection with financings, the Company issued 6,852,055 shares of Common Stock to officers of the Company. The Company accounted for and charged to operations such shares in the amount of $68,520, which approximated the fair value of the Common Stock at the time the shares were issued.

In April 2005, in consideration for extended payment terms relating to a Company obligation, the Company agreed to extend the expiration date of a warrant previously granted to the recipient from March 2005 to March 2007. Additionally, the number of shares of the Company's common stock purchasable pursuant to the warrant was increased from 200,000 shares to 750,000 shares and the warrant exercise price was decreased from $0.05 to $0.03. The warrant was valued at $20,000 using the Black Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 3.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 222%; and (4) an expected life of the warrant of 2 years. This amount has been charged to expense as a financing cost.

In May 2005, the Company issued previously subscribed warrants to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $0.02 per share. The value of such warrants had been accounted for and charged to operation in the prior fiscal year.

In May, 2005, the Company issued a warrant to purchase 750,000 shares of Common Stock at an exercise price of $0.05 per share for the provision of production-related and other services. The warrant was valued at $21,000 using the Black Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 3.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 222%; and (4) an expected life of the warrant of 2 years. This amount has been charged to expense.

NOTE D - OTHER ASSETS

In the fiscal year ended March 31, 2004, the Company entered into an agreement with a company which is providing services to the Company related to the enhancement of the Company's biotechnologies, including the supervision of further research and development, protocols, and testing pertaining to the enhancement and protection of the intellectual property related thereto and the commercialization, production, marketing and distribution of the products containing such biotechnologies. In conjunction therewith, the Company made payments thereto of $196,600 during the quarter ended June 30, 2005 to be used for the activities set forth above. During the fiscal quarter ended June 30, 2005, all of the funds advanced had been expended. Additionally, the Company agreed to pay to the other party two percent of net revenues generated by the sale of products with respect to which the company provided services under the agreement during the term of the agreement, subject to certain limitations set forth therein.

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

The Company disputes all allegations made by the Division of Enforcement (except for the fact that Phlo did not timely make certain periodic filings) and is vigorously defending the SEC action. The Company expects to be completely current in its financial reporting prior to the

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE E - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

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

NOTE F - SUBSEQUENT EVENTS

Equity

In August 2005, the Company issued 450,000 shares of Common Stock in exchange for Common Stock subscribed in May and June 2005.

In August, 2005, the Company issued a warrant to purchase up to 3,000,000 shares of Common Stock at an exercise price of $0.02 per share. However, the holder's right to exercise the warrant is contingent upon the attainment of certain sales-related performance goals within a specified time. To date, the warrant may not be exercised with respect to any shares of Common Stock.

In August 2005, in conjunction with a settlement agreement providing for the payment to the Company of up to $100,000, and the provision of services to the Company, the Company issued 12,121,212 shares of Common Stock, 4,121,212 shares of which were issued to officers of the Company in consideration of guarantees and supplying of stock as collateral in connection with such agreement.

In the quarter ended September 30, 2005, in consideration of $230,500, the Company agreed to issue 34,307,428 shares of Common Stock, all of which were issued as of the date of this filing. Additionally, the Company issued 17,673,523 shares of Common Stock to officers of the Company in connection with such financing and in consideration of guarantees and supplying of stock as collateral.

In October 2005, the Company issued 1,081,819 shares previously subscribed.

In the quarter ending December 2005, in consideration of $198,000, the Company issued 42,359,306 shares of Common Stock and a warrant to purchase 500,000 shares of stock at an exercise price of $0.03 per share. Additional shares of Common Stock may be issuable in connection with such financing, however, the amount thereof has not yet been determined.

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

OVERVIEW

The following discussion of the Company's financial condition as of June 30, 2005 and results of operations for the three months ended June 30, 2005 and 2004 includes Phlo Corporation and its affiliates (collectively, the "Company") and should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this 10-QSB.

RECENT DEVELOPMENTS

Subsequent to the fiscal quarter ended June 30, 2005, the Company's Board of Director's voted to amend the Company's articles of incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 600,000,000. The board of directors' vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company's articles of incorporation.

Subsequent to the fiscal quarter ended June 30, 2005, the Company announced that it has commenced initial sales to the athletic departments of colleges and universities of its AQUIS(TM) Rapid Response Rehydration product line.

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

RESULTS OF OPERATIONS

The Company had no revenue and no cost of sales during the three month periods ended June 30, 2005 and June 30, 2004. The selling, general and administrative expenses for the three month period ended June 30, 2005 were $434,732, as compared to $280,321 for the comparable three month period during 2004. The Company incurred research and development costs of $24,144 during the three month period ended June 30, 2005, as compared with $108,617 for the comparable three month period during 2004. The Company's operating loss was $458,876 for the three month period ended June 30, 2005, as compared with an operating loss of $388,938 for the comparable period ended June 30, 2004. However, during the period ended June 30, 2005, the Company conducted increased activities related to its technological base and focused its efforts on developing its marketing plan, establishing key marketing relationships, and obtaining initial sales with respect to its AQUIS(TM) Rapid Response Rehydration beverages.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit increased by $648,066 during the three month period ended June 30, 2005, to $4,748,526. In addition, the Company's Stockholders' Deficiency increased from $4,461,781 to $4,726,463 during the same three-month period.

During the fiscal year ending March 31, 2006 and beyond, the Company is taking steps to reduce or eliminate the Stockholders' Deficiency and to create a positive working capital position. The Company believes it is more likely than in prior years to raise substantial equity funds as a result of its prospects for national and global distribution of its products and joint venture activities with major international entities, the existence now of three product lines containing commercialized biotechnology, the prospects for numerous additional products based on the Company's biotechnology foundation, and significantly increased scientific and commercialization capabilities. Finally, the Company has taken steps to convert certain existing debts into equity and will continue to pursue these steps.

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

The Company's independent certified public accountants have stated in their report included in the Company's March 31, 2005 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to continue to finance the Company's operations or develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 2. CHANGES IN SECURITIES

During the period covered by this report, the Company issued shares of its common stock as follows:

In April 2005, the Company issued 454,545 shares of Common Stock previously subscribed.

In May and June, 2005, in consideration of $67,500, the Company agreed to issue 4,950,000 shares of Common Stock, 4,500,000 of which have been issued at June 30, 2005. Additionally, the Company issued 2,550,000 shares of Common Stock to officers of the Company in connection with such financing and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy obligations of the Company.

In June 2005, the Company issued 4,000,000 shares of the Common Stock, valued at $80,000 in exchange for services rendered pursuant to existing agreements. The valuation of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued 2,060,606 shares of Common Stock to officers of the Company pursuant to such agreements and in consideration of supplying of shares of stock. The Company accounted for and charged to operation such shares in the amount of $20,606, which approximated the fair value of the Common Stock at the time the shares were issued.

In the quarter ended June 30, 2005, in consideration of guarantees and supplying of shares of stock as collateral in connection with financings, the Company issued 6,852,055 shares of Common Stock to officers of the Company.

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

                               Phlo Corporation


      November 28, 2005                By: /s/ James B. Hovis
                                           -------------------------------------
                                           James B. Hovis
                                           President and Chief Executive Officer