Form 10QSB
period 2005-09-30
PHLO CORP
filed 2005-11-29
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

     For the quarter ended September 30, 2005 Commission File Number 0-21079

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

                        PHLO CORPORATION AND SUBSIDIARIES


                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2005

                                Table of Contents


                                                                   Page to Page
                                                                   ------------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of
            September 30, 2005 (Unaudited)                              3

         Condensed Consolidated Statements of Operations for the
         three and six months ended September 30, 2005 and 2004
         (Unaudited)                                                    4

         Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2005 and 2004
          (Unaudited) 5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                    6

Item 2.  Managements' Discussion and Analysis or Plan
         of Operation                                                   9

Item 3.  Controls and Procedures                                        11

PART II.  OTHER INFORMATION                                             11

Item 1.  Legal Proceedings                                              11

Item 2.  Changes in Securities                                          12

Item 3.  Exhibits
                                                                        12

Signature                                                               12

Certifications                                                          14

                        PHLO CORPORATION AND SUBSIDARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                               September 30, 2005

                                             ASSETS
        CURRENT ASSETS
           Inventory                                                                $     75,041
           Prepaid expense (Note D)                                                       80,519
                                                                                    ------------
                   Total Current Assets                                                  155,560

        PROPERTY PLANT AND EQUIPMENT, Net                                                  8,676

        SECURITY DEPOSITS                                                                 12,771
                                                                                    ------------
        TOTAL ASSETS                                                                $    177,007
                                                                                    ============
                        LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES

        Accounts payable                                                            $  1,439,966
        Accrued expenses and taxes                                                     2,728,172
        Notes payable, current portion                                                   626,500
        Revolving credit line (Note B)                                                    89,477
                                                                                    ------------

                   Total Current Liabilities                                           4,884,115

        Total liabilities                                                              4,884,115
                                                                                    ------------

        COMMITMENTS AND CONTINGENCIES                                                         --

        DEFICIENCY IN STOCKHOLDERS' EQUITY (Note C)

        Preferred stock, 15,000,000 shares authorized:
        Series A convertible stock, $0.0001 par value, 500,000 shares
        authorized, issued and outstanding (Liquidation preferences $100,000)                 50
        Series B non-convertible stock, 500,000 shares authorized,
        none issued and outstanding                                                           --
        Series C preferred convertible stock, $0.0001 par value 3,000,000
        authorized, 1,302,304 shares outstanding (Liquidation preference $13,023)            130
        Series C preferred convertible stock, 15,298 shares subscribed                         1
        Common stock, $0.0001 par value, 250,000,000 shares authorized
        322,797,545 shares issued and outstanding                                         32,280
        Common stock, $0.0001 par value, 19,156,330 shares subscribed                      1,916
        Additional paid-in capital                                                    14,200,303
        Deferred compensation                                                            (27,800)
        Common stock subscription                                                        (80,000)
        Accumulated deficit                                                          (18,833,988)
                                                                                    ------------
                   Total Deficiency in Stockholders' Equity                           (4,707,108)
                                                                                    ------------
        TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY                    $    177,007
                                                                                    ============

              The accompanying notes are an integral part of these
                             financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
         For the Three and Six Months Ended September 30, 2005 and 2004



                                               Three months ended September 30,      Six months ended September 30,
                                               --------------------------------      --------------------------------
                                                   2005               2004               2005               2004
                                               -------------      -------------      -------------      -------------
OPERATING COSTS AND EXPENSES
   General and Administrative                  $     254,066      $     601,572      $     688,798      $     881,893
   Research and development                             --               18,979             24,144            127,596
                                               -------------      -------------      -------------      -------------

   LOSS FROM OPERATIONS                             (254,066)          (620,551)          (712,942)        (1,009,489)
                                               -------------      -------------      -------------      -------------

OTHER (EXPENSES)

   Other Financing Cost                             (182,243)           (48,019)          (329,620)          (117,597)
   Interest expense                                  (19,966)           (18,038)           (39,772)           (34,103)
                                               -------------      -------------      -------------      -------------

   TOTAL OTHER (EXPENSES)                           (202,209)           (66,057)          (369,392)          (151,700)
                                               -------------      -------------      -------------      -------------

   LOSS BEFORE INCOME TAXES                         (456,275)          (686,608)        (1,082,334)        (1,161,189)

INCOME TAXES                                            --                 --                 --                 --
                                               -------------      -------------      -------------      -------------

NET LOSS                                       $    (456,275)     $    (686,608)     $  (1,082,334)     $  (1,161,189)
                                               =============      =============      =============      =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       289,283,484        221,589,676        271,829,354        216,403,432

                                               =============      =============      =============      =============

NET (LOSS) PER SHARE (BASIC AND DILUTED)       $       (0.00)     $       (0.00)     $       (0.00)     $       (0.01)
                                               =============      =============      =============      =============



              The accompanying notes are an integral part of these
                             financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
              For the Six Months Ended September 30, 2005 and 2004

                                                                           2005             2004
                                                                       -----------      -----------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $(1,082,334)     $(1,161,189)

   Adjustments to reconcile net loss to net cash used in operating activities:
   Common stock reimbursement to shareholder (Note C)                      309,619           61,818
   Common stock issued in exchange for other
     financing expense (Note B)                                               --             54,079
   Common stock issued for services                                         80,000             --
   Warrants issued for services                                             21,000             --
   Warrants issued for financing expense                                    20,000             --
   Depreciation and amortization                                             1,232            1,593

   Changes in operating assets and liabilities:
            Prepaid expense                                                (80,519)         157,192
            Inventory                                                         --            (48,323)
            Deposit                                                           --             (8,671)
            Accounts payable                                               156,652          188,988
            Accrued expenses and taxes                                     116,350           53,931
                                                                       -----------      -----------
   NET CASH USED IN OPERATING
   ACTIVITIES                                                             (458,000)        (700,582)
                                                                       -----------      -----------

   CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment                                                      --             (9,700)
                                                                       -----------      -----------
   NET CASH USED IN INVESTING ACTIVITIES                                      --             (9,700)
                                                                       -----------      -----------
   CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from revolving credit line (Note B)                            140,000          100,000
   Proceeds from sale and subscription of equity
    securities (Note C)                                                    318,000          540,973
                                                                       -----------      -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                               458,000          640,973
                                                                       -----------      -----------

   NET DECREASE IN CASH                                                $      --        $   (69,309)

   Cash and cash equivalents, beginning of the period                         --             69,309
                                                                       -----------      -----------
   Cash and cash equivalents, end of the period                        $      --        $      --
                                                                       ===========      ===========
   Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for interest                           $      --        $      --
Income taxes paid                                                      $      --               --

Non-Cash Financing Activities:
   Common stock issued in exchange for accrued interest
  and accrued liabilities (Note B)                                           5,207          209,206
Common stock issued in exchange for revolving credit
  line (Note B)                                                             83,181           68,045
   Common stock issued in exchange for other financing
  expense (Note B)                                                            --             54,079
Warrants issued for deferred compensation (Note C)                          27,800             --
Subscription receivable on settlement (Note C)                              80,000             --

              The accompanying notes are an integral part of these
                             financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto included in the Phlo Corporation and Subsidiaries' annual report on Form 10-KSB for the year ended March 31, 2005.

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

Stock-based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2005 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at September 30, 2005.

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

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

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

In April, 2005, an additional advance was authorized under the Company's revolving credit facility of up to $150,000, $130,000 of which was advanced during the quarter ended June 30, 2005, and an additional $10,000 of which was advanced in the quarter ended September 30, 2005. In connection with this advance, the Company issued 13,700,000 shares of Common Stock in the fiscal quarter ended June 30, 2005, which serve as collateral to secure repayment of advances made to the Company under the facility and the meeting of all obligations of the Company under the facility loan documents. Also in connection with such advance, the Company granted to the Lender the option, after the expiration of a period of one year from such advance, to take title to 4,600,000 shares (or any portion thereof) of such stock collateral; agreed to deliver to the Lender, until such advance has been repaid, net proceeds received by the Company generated by the sale of its rehydration beverage of up to $50,000; and agreed to increase the interest rate with respect to the current advance and the outstanding principal balance on prior advances from 10% to 12%.

The Company did not repay the advance by the maturity date. As a result thereof, the lender has exercised its rights provided by the loan documents to sell shares of stock that were previously issued and pledged as collateral for the repayment of advances pursuant to the credit facility. During the six months ended September 30, 2005, 5,175,000 collateral shares, valued at $88,388 were used to pay down $83,181 of debt and $5,207 of related accrued interest. As of September 30, 2005, the sale of collateral has reduced the outstanding principal to $89,477.

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

Subsequent to the quarter ended September 30, 2005, the Company's Board of Director's voted to amend the Company's articles of incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 600,000,000. The board of directors' vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company's articles of incorporation.

As of September 30, 2005, the Company has 500,000 shares of Series A convertible preferred stock, 1,302,304 shares of Series C convertible preferred stock, and 322,797,545 shares of common stock issued and outstanding. The Company has no Series B non-convertible preferred stock issued and outstanding at September 30, 2005.

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

In June 2005, the Company issued 4,000,000 shares of the Common Stock, valued at $80,000, in exchange for services rendered pursuant to existing agreements. The valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued 2,060,606 shares of Common Stock to officers of the Company in connection with such agreements and in consideration of guarantees and supplying of shares of stock as collateral. The Company accounted for and charged to operation such shares in the amount of $20,606, which approximated the fair value of the Common Stock at the time the shares were issued.

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

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

NOTE C - CAPITAL STOCK (Continued)

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

In August, 2005, the Company issued a warrant to purchase up to 3,000,000 shares of Common Stock at an exercise price of $0.02 per share. However, the holder's right to exercise the warrant is contingent upon the attainment of certain sales-related performance goals within a specified time. The warrant was valued at $27,800 using the Black Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 3.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 222%; and (4) an expected life of the warrant of 3 years. This amount has been recorded as deferred compensation until earned. To date, the warrant may not be exercised with respect to any shares of Common Stock. Moreover, the maximum number of shares which could potentially become purchasable pursuant to the warrant as a result of the attainment of the remaining goals is 1,500,000.

In August 2005, the Company issued 450,000 shares of Common Stock subscribed in May and June 2005.

In August 2005, in conjunction with a settlement agreement providing for the payment to the Company of up to $100,000 and the provision of services to the Company, the Company issued 12,121,212 shares of Common Stock. As of September 30, 2005, the Company has received $20,000 pursuant to the settlement agreement and accounted for $80,000 as a common stock subscription receivable. The Company has recorded a financing cost of $51,515 related to 4,121,212 of these shares of Common Stock which were issued to officers of the Company in consideration of guarantees and supplying of stock as collateral in connection with such agreement.

In the quarter ended September 30, 2005, in consideration of $230,500, the Company agreed to issue 34,307,428 shares of Common Stock, 31,664,571 of which have been issued as of September 30, 2005. Additionally, the Company issued 17,673,523 shares of Common Stock to officers of the Company in connection with such financings and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy obligations of the Company. The Company accounted for and charged to operation such shares in the amount of $130,728, which approximated the fair value of the Common Stock at the time the shares were issued.

NOTE D - PREPAID EXPENSE

In the fiscal year ended March 31, 2004, the Company entered into an agreement with a company which is providing services to the Company related to the enhancement of the Company's biotechnologies, including the supervision of further research and development, protocols, and testing pertaining to the enhancement and protection of the intellectual property related thereto and the commercialization, production, marketing and distribution of the products containing such biotechnologies. At March 31, 2005, the Company included a $14,977 payable to such company in its current liabilities.

In conjunction with such agreement, the Company made payments to such company of $196,600 during the quarter ended June 30, 2005, and $260,500 during the quarter ended September 30, 2005, to be used for the activities set forth above. The Company has accounted for the payment as a prepaid expense. During the six month period ended September 30, 2005, the Company charged $361,604 of this prepayment (net of $14,977 charged to operations in the prior fiscal year) to operations to reflect the services rendered and the payment of overhead related to the scientific development of the Company's technology. The Company is reporting a net prepaid expense of $80,519 at September 30, 2005.

Additionally, the Company agreed to pay to the other party two percent of net revenues generated by the sale of products with respect to which the company provided services under the agreement during the term of the agreement, subject to certain limitations set forth therein.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

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

The Company disputes all allegations made by the Division of Enforcement (except for the fact that Phlo did not timely make certain periodic filings) and is vigorously defending the SEC action. With the filing of this Form 10-QSB, the Company has become completely current in its financial reporting. The Company has also provided to the SEC evidence of the existence of extraordinary circumstances related to its former outside auditing firms resulting in Phlo not being able to maintain timely financial filings in the past. Finally, the Company can make no assurances with respect to the outcome of this matter.

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

OVERVIEW

The following discussion of the Company's financial condition as of September 30, 2005 and results of operations for the three and six months ended September 30, 2005and 2004 includes Phlo Corporation and its affiliates (collectively, the "Company") and should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this 10-QSB.

RECENT DEVELOPMENTS

Subsequent to the fiscal quarter ended September 30, 2005, the Company's Board of Director's voted to amend the Company's articles of incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 600,000,000. The board of directors' vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company's articles of incorporation.
                                        9

Subsequent to the fiscal quarter ended September 30, 2005, the Company announced that it has commenced initial sales to the athletic departments of colleges and universities of its AQUIS(TM) Rapid Response Rehydration product line.

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

RESULTS OF OPERATIONS

The Company had no revenues and no cost of sales during the three and six month periods ended September 30, 2005 and September 30, 2004. The selling, general and administrative expenses for the three and six month periods ended September 30, 2005 were $254,066 and $688,798, respectively, as compared to $601,572 and $881,893 for the comparable three and six month periods during 2004. The Company incurred research and development costs of $0 and $24,144, respectively, during the three and six month periods ended September 30, 2005, as compared with $18,979 and $127,596 for the comparable three and six month periods during 2004.

The Company's loss from operations was $254,066 and $712,942, respectively, for the three and six month periods ended September 30, 2005, as compared with an operating loss of $620,551 and $1,009,489 for the comparable three and six month periods ended September 30, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit increased $628,095 during the six month period ended September 30, 2005, to $4,728,555. In addition, the Company's Stockholders' Deficiency increased from $4,461,781 to $4,707,108 during the same six-month period.

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

The Company disputes all allegations made by the Division of Enforcement (except for the fact that Phlo did not timely make certain periodic filings) and is vigorously defending the SEC action. With the filing of this Form 10-QSB, the Company has become completely current in its financial reporting. The Company has also provided to the SEC evidence of the existence of extraordinary circumstances related to its former outside auditing firms resulting in Phlo not being able to maintain timely financial filings in the past. Finally, the Company can make no assurances with respect to the outcome of this matter.

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

ITEM 2.     CHANGES IN SECURITIES

During the period covered by this report, the Company issued shares of its common stock as follows:

In August, 2005, the Company issued a warrant to purchase up to 3,000,000 shares of Common Stock at an exercise price of $0.02 per share. However, the holder's right to exercise the warrant is contingent upon the attainment of certain sales-related performance goals within a specified time. To date, the warrant may not be exercised with respect to any shares of Common Stock. Moreover, the maximum number of shares which could potentially become purchasable pursuant to the warrant as a result of the attainment of the remaining goals is 1,500,000.

In August 2005, the Company issued 450,000 shares of Common Stock previously subscribed.

In August 2005, in conjunction with a settlement agreement providing for the payment to the Company of up to $100,000 and the provision of services to the Company, the Company issued 12,121,212 shares of Common Stock. In the quarter ended September 30, 2005, in consideration of $230,500, the Company agreed to issue 34,307,428 shares of Common Stock, all of which were issued as of the date of this filing. Additionally, the Company issued 17,673,523 shares of Common Stock to officers of the Company in connection with such financings and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy obligations of the Company.

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