Form 10QSB
period 2005-12-31
PHLO CORP
filed 2006-02-09
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

     For the quarter ended December 31, 2005 Commission File Number 0-21079

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

The number of shares outstanding of the issuer's common stock as of January 31,
                             2006, is 396,262,481.

                        PHLO CORPORATION AND SUBSIDIARIES

                     Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ending December 31, 2005

                                Table of Contents

                                                                    Page to Page
                                                                    ------------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of
         December 31, 2005 (Unaudited)                                  3

         Condensed Consolidated Statements of Operations for the
         three and nine months ended December 31, 2005 and 2004
         (Unaudited)                                                    4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended December 31, 2005 and 2004 (Unaudited)       5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                    6

Item 2.  Managements' Discussion and Analysis or Plan
         of Operation                                                   9

Item 3.  Controls and Procedures                                       11

PART II.  OTHER INFORMATION                                            11

Item 1.  Legal Proceedings                                             11

Item 2.  Changes in Securities                                         12

Item 3.  Exhibits
                                                                       12

Signature                                                              12

Certifications                                                         13

                        PHLO CORPORATION AND SUBSIDARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                December 31, 2005

                                     ASSETS
CURRENT ASSETS
   Inventory                                                                   $     71,603
   Accounts Receivable, net                                                             722
   Prepaid expense (Note D)                                                          94,292
                                                                               ------------
           Total Current Assets                                                     166,617

PROPERTY PLANT AND EQUIPMENT, Net                                                     8,059

SECURITY DEPOSITS                                                                    12,771
                                                                               ------------

TOTAL ASSETS                                                                   $    187,447
                                                                               ============
               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                               $  1,405,757
Accrued expenses and taxes                                                        2,825,884
Notes payable, current portion                                                      626,500
Revolving credit line (Note B)                                                       85,080
                                                                               ------------

           Total Current Liabilities                                              4,943,221

Total liabilities                                                                 4,943,221
                                                                               ------------

COMMITMENTS AND CONTINGENCIES                                                            --

DEFICIENCY IN STOCKHOLDERS' EQUITY (Note C)

Preferred stock, 15,000,000 shares authorized:
Series A convertible stock, $0.0001 par value, 500,000 shares                            50
authorized, issued and outstanding (Liquidation preferences $100,000)
Series B non-convertible stock, 500,000 shares authorized,
none issued and outstanding                                                              --
Series C preferred convertible stock, $0.0001 par value 3,000,000
authorized, 1,302,304 shares outstanding (Liquidation preference $13,023)               130
Series C preferred convertible stock, 15,298 shares subscribed                            1
Common stock, $0.0001 par value, 250,000,000 shares authorized
396,262,481 shares issued and outstanding                                            39,626
Common stock, $0.0001 par value, 15,431,654 shares subscribed                         1,543
Additional paid-in capital                                                       15,011,356
Common stock subscription                                                           (70,000)
Accumulated deficit                                                             (19,738,480)
                                                                               ------------
           Total Deficiency in Stockholders' Equity                              (4,755,774)
                                                                               ------------
TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY                       $    187,447
                                                                               ============

   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
         For the Three and Nine Months Ended December 31, 2005 and 2004

                                                  Three months ended December 31,         Nine months ended December 31,
                                                ----------------------------------      ----------------------------------
                                                     2005                2004                2005                2004
                                                --------------      --------------      --------------      --------------
REVENUES                                        $          722      $           --      $          722      $           --

COST OF REVENUES                                         1,501                  --               1,501                  --
                                                --------------      --------------      --------------      --------------
   GROSS (LOSS)                                           (779)                 --                (779)                 --

OPERATING COSTS AND EXPENSES
   General and Administrative                   $      408,667      $      236,695      $    1,097,465      $    1,118,588
   Research and development                                 --               6,900              24,144             134,496
                                                --------------      --------------      --------------      --------------

   LOSS FROM OPERATIONS                               (409,446)           (243,595)         (1,122,388)         (1,253,084)
                                                --------------      --------------      --------------      --------------

OTHER (EXPENSES)

   Other Financing Cost                               (475,504)            (33,933)           (805,124)           (151,530)
   Interest expense                                    (19,544)            (17,121)            (59,316)            (51,224)
                                                --------------      --------------      --------------      --------------

   TOTAL OTHER (EXPENSES)                             (495,048)            (51,054)           (864,440)           (202,754)
                                                --------------      --------------      --------------      --------------

   LOSS BEFORE INCOME TAXES                           (904,494)           (294,649)         (1,986,828)         (1,455,838)

INCOME TAXES                                                --                  --                  --                  --
                                                --------------      --------------      --------------      --------------

NET LOSS                                        $     (904,494)     $     (294,649)     $   (1,986,828)     $   (1,455,838)
                                                ==============      ==============      ==============      ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         372,092,652         225,629,696         305,371,985         219,490,037

                                                ==============      ==============      ==============      ==============

NET (LOSS) PER SHARE (BASIC AND DILUTED)        $        (0.00)     $        (0.00)     $        (0.01)     $        (0.01)
                                                ==============      ==============      ==============      ==============

   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
              For the Nine Months Ended December 31, 2005 and 2004

                                                                            2005              2004
                                                                        ------------      ------------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $ (1,986,826)     $ (1,455,838)

   Adjustments to reconcile net loss to net cash used in operating activities:
   Common stock reimbursement to shareholder (Note C)                        781,527            87,576
   Common stock issued in exchange for other
     financing expense (Note B)                                                3,595            62,254
   Common stock issued for services                                          118,000                --
   Warrants issued for services                                               21,000             3,738
   Warrants issued for financing expense                                      20,000                --
   Depreciation and amortization                                               1,849             2,209

   Changes in operating assets and liabilities:
            Prepaid expense                                                  (94,292)          346,163
            Accounts Receivable                                                 (722)               --
            Inventory                                                          3,438           (48,323)
            Deposit                                                               --            (8,671)
            Accounts payable                                                 122,443           189,258
            Accrued expenses and taxes                                       216,988            71,052
                                                                        ------------------------------
   NET CASH USED IN OPERATING
   ACTIVITIES                                                               (793,000)         (750,582)
                                                                        ------------------------------

   CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment                                                          --            (9,700)
                                                                        ------------------------------
   NET CASH USED IN INVESTING ACTIVITIES                                          --            (9,700)
                                                                        ------------------------------
   CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from revolving credit line (Note B)                              140,000           100,000
   Proceeds from sale and subscription of equity
    securities (Note C)                                                      653,000           590,973
                                                                        ------------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                 793,000           690,973
                                                                        ------------------------------

   NET DECREASE IN CASH                                                 $         --      $    (69,309)

   Cash and cash equivalents, beginning of the period                             --            69,309
                                                                        ------------------------------
   Cash and cash equivalents, end of the period                         $         --      $         --
                                                                        ==============================
   Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for interest                            $         --      $         --
Income taxes paid                                                       $         --                --

Non-Cash Financing Activities:
Common stock issued in exchange for accrued interest
  and accrued liabilities (Note B)                                             8,133           210,831
Common stock issued in exchange for revolving credit
  line (Note B)                                                               87,578           118,045
Common stock issued in exchange for other financing
  expense (Note B)                                                             3,595            62,254
Subscription receivable on settlement (Note C)                                70,000                --

   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto included in the Phlo Corporation and Subsidiaries' annual report on Form 10-KSB for the year ended March 31, 2005.

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

Stock-based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2005 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at December 31, 2005.

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

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (Unaudited)

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

The Company did not repay the advance by the maturity date. As a result thereof, the lender has exercised its rights provided by the loan documents to sell shares of stock that were previously issued and pledged as collateral for the repayment of advances pursuant to the credit facility. During the nine months ended December 31, 2005, 5,435,000 collateral shares, valued at $99,306 were used to pay down $87,578 of debt and $8,133 of related accrued interest. The balance of $3,595 has been recorded as a financing cost. As of December 31, 2005, the sale of collateral has reduced the outstanding principal to $85,080.

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

During the quarter ended December 31, 2005, the Company's Board of Director's voted to amend the Company's articles of incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 600,000,000. The board of directors' vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company's articles of incorporation.

As of December 31, 2005, the Company has 500,000 shares of Series A convertible preferred stock, 1,302,304 shares of Series C convertible preferred stock, and 396,262,481 shares of common stock issued and outstanding. The Company has no Series B non-convertible preferred stock issued and outstanding at December 31, 2005.

In April 2005, the Company issued 454,545 shares of Common Stock previously subscribed.

In May and June, 2005, in consideration of $67,500, the Company agreed to issue 4,950,000 shares of Common Stock, all of which have been issued at December 31, 2005. Additionally, the Company issued 2,550,000 shares of Common Stock to officers of the Company in connection with such financing and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy obligations of the Company. The Company accounted for and charged to operation such shares in the amount of $38,250, which approximated the fair value of the Common Stock at the time the shares were issued.

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

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (Unaudited)

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

In August, 2005, the Company issued a warrant to purchase up to 3,000,000 shares of Common Stock at an exercise price of $0.02 per share. However, the holder's right to exercise the warrant is contingent upon the attainment of certain sales-related performance goals within a specified time. The warrant was valued at $27,800 using the Black Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 3.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 222%; and (4) an expected life of the warrant of 3 years. This amount was recorded as deferred compensation at September 30, 2005. The warrant never became exercisable with respect to any shares of Common Stock, and the Company has reversed the deferred compensation as of December 31, 2005. Subsequent to the date of the financial statements, the warrant became ineligible to be exercised at any time.

In August 2005, the Company issued 450,000 shares of Common Stock subscribed in May and June 2005.

In August 2005, in conjunction with a settlement agreement providing for the payment to the Company of up to $100,000 and the provision of services to the Company, the Company issued 12,121,212 shares of Common Stock. As of December 31, 2005, the Company has received $30,000 pursuant to the settlement agreement and accounted for $70,000 as a common stock subscription receivable. The Company has recorded a financing cost of $51,515 related to 4,121,212 of these shares of Common Stock which were issued to officers of the Company in consideration of guarantees and supplying of stock as collateral in connection with such agreement.

In the quarter ended September 30, 2005, in consideration of $230,500, the Company agreed to issue 34,307,428 shares of Common Stock, all of which have been issued as of December 31, 2005. Additionally, the Company issued 17,673,523 shares of Common Stock to officers of the Company in connection with such financings and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy obligations of the Company. The Company accounted for and charged to operation such shares in the amount of $130,728, which approximated the fair value of the Common Stock at the time the shares were issued.

In October 2005, the Company issued 1,081,819 shares of Common Stock previously subscribed.

In the quarter ended December 2005, in consideration of $325,000, the Company issued 45,028,571 shares of Common Stock and a warrant to purchase 500,000 shares of stock at an exercise price of $0.03 per share. Additionally, the Company issued 23,196,537 shares of Common Stock to officers of the Company in connection with such financings and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy obligations of the Company. The Company accounted for and charged to operation such shares in the amount of $452,332, which approximated the fair value of the Common Stock at the time the shares were issued.

In December 2005, the Company issued 1,000,000 shares of Common Stock, valued at [$38,000], in connection with an investment banking agreement. Additionally, the Company issued 515,152 shares of Common Stock to officers of the Company in connection with such financings and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy obligations of the Company. The Company accounted for and charged to operation such shares in the amount of $19,576, which approximated the fair value of the Common Stock at the time the shares were issued.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 2005
                                   (Unaudited)

NOTE D - PREPAID EXPENSE

In the fiscal year ended March 31, 2004, the Company entered into an agreement with a company which is providing services to the Company related to the enhancement of the Company's biotechnologies, including the supervision of further research and development, protocols, and testing pertaining to the enhancement and protection of the intellectual property related thereto and the commercialization, production, marketing and distribution of the products containing such biotechnologies. At March 31, 2005, the Company included a $14,977 payable to such company in its current liabilities

In conjunction with such agreement, the Company made payments to such company of $196,600 during the quarter ended June 30, 2005, $260,500 during the quarter ended September 30, 2005, and 335,000 in the quarter ended December 31, 2005, to be used for the activities set forth above. The Company has accounted for the payment as a prepaid expense. During the nine month period ended December 31, 2005, the Company charged $682,831 of this prepayment (net of $14,977 charged to operations in the prior fiscal year) to operations to reflect the services rendered and the payment of overhead related to the scientific development of the Company's technology. The Company is reporting a net prepaid expense of $94,292 at December 31, 2005.

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

The Company disputes all allegations made by the Division of Enforcement (except for the fact that Phlo did not timely make certain periodic filings) and is vigorously defending the SEC action. With the filing of its Form 10-QSB for the fiscal quarter ended June 30, 2005, the Company became completely current in its financial reporting and is timely filing this quarterly report. The Company has also provided to the SEC evidence of the existence of extraordinary circumstances related to its former outside auditing firms resulting in Phlo not being able to maintain timely financial filings in the past. Finally, the Company can make no assurances with respect to the outcome of this matter.

The Company is a party to certain other legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE F - SUBSEQUENT EVENTS

Equity

In the quarter ending March 31, 2006, in consideration of $25,000, the Company issued 1,539,788 shares of Common Stock.

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

OVERVIEW

The following discussion of the Company's financial condition as of December 31, 2005 and results of operations for the three and nine months ended December 31, 2005and 2004 includes Phlo Corporation and its affiliates (collectively, the "Company") and should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this 10-QSB.

RECENT DEVELOPMENTS

During the fiscal quarter ended December 31, 2005, the Company's Board of Director's voted to amend the Company's articles of incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 600,000,000. The board of directors' vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company's articles of incorporation.

During the fiscal quarter ended December 30, 2005, the Company announced that it has commenced initial sales to the athletic departments of colleges and universities of its AQUIS(TM) Rapid Response Rehydration product line.

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

RESULTS OF OPERATIONS

The Company had revenues of $722 and cost of sales of $1,501 during the three and nine month periods ended December 31, 2005 and no revenue or costs of sales during the three and nine months ended December 31, 2004. The selling, general and administrative expenses, including research and development, for the three and nine periods ended December 31, 2005 were $408,667 and $1,121,609, respectively, as compared to $243,595 and $1,253,084 for the comparable three and nine month periods during 2004.

The Company's loss from operations was $409,446 and $1,122,388, respectively, for the three and nine month periods ended December 31, 2005, as compared with an operating loss of $243,595 and $1,253,084 for the comparable three and nine month periods ended December 31, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit increased $676,144 during the nine month period ended December 31, 2005, to $4,776,604. In addition, the Company's Stockholders' Deficiency increased from $4,461,781 to $4,755,774 during the same nine-month period.

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

The Company disputes all allegations made by the Division of Enforcement (except for the fact that Phlo did not timely make certain periodic filings) and is vigorously defending the SEC action. With the filing of its Form 10-QSB for the fiscal quarter ended June 30, 2005, the Company became completely current in its financial reporting and is timely filing this quarterly report. The Company has also provided to the SEC evidence of the existence of extraordinary circumstances related to its former outside auditing firms resulting in Phlo not being able to maintain timely financial filings in the past. Finally, the Company can make no assurances with respect to the outcome of this matter.

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

ITEM 2. CHANGES IN SECURITIES

During the period covered by this report, the Company issued shares of its common stock as follows:

In October 2005, the Company issued 1,081,819 shares of Common Stock previously subscribed.

In the quarter ended December 2005, in consideration of $325,000, the Company issued 68,225,108 shares of Common Stock and a warrant to purchase 500,000 shares of stock at an exercise price of $0.03 per share.

In December 2005, the Company issued 1,515,152 shares of Common Stock in connection with an investment banking agreement.

ITEM 3. EXHIBITS

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       Phlo Corporation

February 8, 2006                       By: /s/ James B. Hovis
                                           -------------------------------------
                                           James B. Hovis
                                           President and Chief Executive Officer