Form 10KSB
period 2006-03-31
PHLO CORP
filed 2006-07-17
CIK 1012130

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the

fiscal year ended March 31, 2006.

☐ Transition Report pursuant to Section 13 or 15(d) of The Exchange Act of 1934

Commission File No. 0-21079

PHLO CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	11-3314168
(State of or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

6001-21 Argyle Forest Blvd. PMB #117 Jacksonville, Florida	32244-5705
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 691-9012

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock, par value $.0001 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer had $1,544 in revenues for its most recent fiscal year.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of July 10, 2006, was approximately $2,721,603.

The outstanding number of shares of the issuer’s common stock as of July 13, 2006 was 395,801,258.

TABLE OF CONTENTS

Item Number
Page
PART I

1.	Business

2.	Properties

3.	Legal Proceedings

4.	Submission of Matters to a Vote of Security Holders

PART II

5.	Market for the Registrant’s Common Equity and Related Shareholder Matters

6.	Management’s Discussion and Analysis or Plan of Operations

7.	Financial Statements and Footnotes

8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

8A	Controls and Procedures

PART III

9.	Directors and Executive Officers

10.	Executive Compensation

11.	Security Ownership of Certain Beneficial Owners and Management

12.	Certain Relationships and Related Transactions

13.	Exhibits

14.	Principal Accounting Fees and Services

Signatures

Certifications

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

General

Phlo Corporation, a Delaware corporation incorporated in December 1995, and its affiliates (hereinafter collectively referred to as the "Company") is a manufacturer of beverages and liquids containing patented and patent-pending biotechnologies. The Company markets its products to institutional purchasers, such as colleges and universities and sports teams, and to distributors which offer the products for sale in high volume chain stores, such as supermarkets and drug and convenience stores. Additionally, the Company develops liquids with patented or patent-pending payloads for the U.S. Military, agencies of the United Nations, and humanitarian organizations. The Company is positioned as a biotechnology company which is using high volume distribution networks to commercialize its technology. Central to the Company’s strategic development plan is the development, acquisition and/or exclusive licensing of proprietary technology, nutraceutical, biotechnological and/or pharmaceutical in nature, which the Company initially plans to convey to consumers through the use of liquid formulations and beverage systems. The Company is focusing its technology acquisition efforts on those technologies related to preventing or ameliorating cancer, reducing the effects of aging, and enhancing cognition and personal performance. The Company is currently conducting discussions with major companies related to the distribution of the Company’s products or joint ventures pertaining to the Company’s technology and products related thereto.

The Company has licensed its Vitamin E phosphate/polyenylphosphatidylcholine (“VEP/PPC”) technology on an exclusive basis, worldwide, for all uses including nutraceutical, biotechnological, and pharmaceutical. The VEP/PPC technology has been shown to be effective in repairing cell damage in all human tissues and in protecting cells from damage related to oxidative stress and exposure to toxins. Cell injury related to oxidative stress is associated with aging, cancer, emphysema, heart disease, Alzheimer’s disease, alcoholic liver disease, and drug-induced tissue injury. The Company believes that, with clinical trials, VEP/PPC may have applications for treating such diseases.

During the year ended March 31, 2006, the Company announced that it has commenced initial sales to the athletic departments of colleges and universities of its AQUIS™ Rapid Response Rehydration product line, which contains the Company’s MEDS (Micro-Encapsulation Delivery System) biologically-active delivery technology. This technology creates immediate absorption of the electrolyte payload into the bloodstream, beginning through the mucous membranes of the mouth. Subsequent to the fiscal year end, the Company completed its e-commerce capability.

Also during the fiscal year, the Company significantly reduced the size of the vesicles contained in its delivery system as a result of its new nano-technological capability. These nano-particles increase the effectiveness of AQUIS™ and substantially increase the speed of delivery of electrolytes. Although pre-hydration is recommended, AQUIS™ beverages create relatively immediate rehydration, causing a rapid “lift” in physical and mental performance by the consumer. The Company’s VEP/PPC technology is an integral part of its AQUIS™ beverages, which creates potent cell protection and repair in addition to rapid rehydration. This is particularly important to athletes, who create significant cell damage during strenuous physical exertion. The Company has also completely revised the packaging of its new AQUIS™ beverage products.

Financing Activities

During the fiscal year ended March 31, 2005, the Company raised an aggregate of $742,500, net of costs and fees, in the private placement of equity and in connection with a settlement agreement. The Company also received advances in the aggregate amount of $140,000 under the Company’s revolving credit facility.

Recent Developments

Subsequent to the end of the fiscal year, the Company announced that it has commenced initial sales to the athletic departments of colleges and universities of its AQUIS™ Rapid Response Rehydration product line, which contains the Company’s MEDS (Micro-Encapsulation Delivery System) biologically-active delivery technology. This technology creates immediate absorption of the electrolyte payload into the bloodstream, beginning through the mucous membranes of the mouth. Subsequent to the fiscal year end, the Company announced that has commenced online sales through its website and has begun receiving orders online.

During the fiscal year, the Company improved the technology contained in its AQUIS™ beverages, by significantly reducing the size of the vesicles contained in its delivery system as a result of its enhanced nano-technology. These nano-particles increase the effectiveness of AQUIS™ and substantially increase the speed of delivery of electrolytes. The Company’s VEP/PPC technology is an integral part of its AQUIS™ beverages, which creates potent cell protection and repair in addition to rapid rehydration. This is particularly important to athletes, who create significant cell damage during strenuous physical exertion. To reflect the material improvements in its beverages, the Company has also completely revised the packaging of its new AQUIS™ beverage products.

During the fiscal year, the Company’s Board of Director’s voted to amend the Company’s articles of incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 600,000,000. The board of directors’ vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company’s articles of incorporation.

Product Overview

The Company’s AQUIS™ Rapid Response Rehydration System ("AQUIS™") has been shown, in tests conducted by some of the world’s top scientists in the rehydration field, to be superior to current solutions formulated in accordance with the World Health Organization’s most advanced specifications. AQUIS™ contains the Company’s MEDS (Micro-Encapsulation Delivery System) biologically-active delivery technology. This technology creates immediate absorption of the electrolyte payload into the bloodstream, beginning through the mucous membranes of the mouth. The Company’s VEP/PPC technology is an integral part of its AQUIS™ beverages, which creates potent cell protection and repair in addition to rapid rehydration. AQUIS™ is being marketed initially to institutional purchasers (including the colleges and universities, sports teams, U.S. Military, foreign governments, agencies of the United Nations, and non-profit organizations, including any humanitarian organizations). There are two formulations of AQUIS™, one of which is directed to rehydration (available in Orange, Grape, Lemon-Lime and Tropical Punch flavors) and one of which addresses diarrhea caused by diseases such as dysentery and cholera (available in Strawberry flavor). Dehydration from these causes is a major problem for the U.S. Military, resulting in tremendous costs both in terms of dollars and loss of active personnel. These diseases also bring suffering and death to millions of people in many parts of the world today.

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

Industry Overview/Competition

The Company’s goal is to develop products which are proprietary (patented and patent-pending) and which serve a major perceived consumer need not currently being effectively addressed by other products. The Company’s AQUIS™ Rapid Response Rehydration System is being marketed to institutional purchasers including colleges and universities, sports teams, the U.S. Military, U.N. agencies, foreign governments and other institutional purchasers. AQUIS™ has been shown, in tests conducted by some of the world’s top scientists in the rehydration field, to be superior to current solutions formulated in accordance with the World Health Organization’s most advanced specifications. AQUIS™ beverages contains the Company’s MEDS (Micro-Encapsulation Delivery System) biologically-active delivery technology. This technology creates immediate absorption of the electrolyte payload into the bloodstream, beginning through the mucous membranes of the mouth. The Company has significantly reduced the size of the vesicles contained in its delivery system as a result of its new nano-technological capability. These nano-particles increase the effectiveness of AQUIS™ and substantially increase the speed of delivery of electrolytes. Direct absorption begins immediately upon the drinking of AQUIS™. The Company’s VEP/PPC technology is also an integral part of its AQUIS™ beverages, which creates potent cell protection and repair in addition to rapid rehydration. Dehydration is an important issue in the athletic arena, for the U.S. Military (particularly in situations such as Iraq), and for humanitarian aid organizations around the world.

The Company operates in a highly competitive segment of the beverage industry. The segment is dominated by competitors with greater resources than the Company’s. In addition the Company competes for limited retail shelf space for its products. Moreover, sales to the U.S. Military may take significantly longer to achieve than consumer sales. The Company cannot be certain that it can successfully compete for sales to distributors or stores that purchase from larger, more established companies that have greater financial, sales and technical resources. However, the Company believes that its proprietary technology and its ability to incorporate such technology in good-tasting beverages as well as in a number of additional types of liquid formulations and topical preparations allows the Company to offer to its distributors and the ultimate purchaser unique, varied and effective products.

Manufacturing

The Company’s products are manufactured at independent co-packers. The Company believes that alternative sources of manufacturing exist in the event that the production capabilities of the facility currently used by the Company become insufficient or unavailable. However, there can be no assurances that alternative sources would be able to meet the requirements of the Company, and if the Company was unable to arrange for alternative co-packing in a timely manner, such failure could have a material adverse effect on the Company’s business, operating results and financial condition.

The Company currently produces its biotechnological payloads internally and purchases juices, concentrates, flavors, nutrients, labels, caps, bottles, boxes and other ingredients and packaging for its product lines from independent manufacturers. The products are delivered to an independent co-packer where the Company’s products are manufactured. Management believes that there are alternatives to all of its suppliers in the event the Company is compelled to purchase raw materials from other sources, although there can be no assurances that alternative sources would become available in a timely manner, in which case it could have a material adverse effect on the Company’s business, operating results and financial condition.

Trademarks

The Company has filed applications for registration in the United States for the trademarks and brand names related to its product lines. The Company believes that its trademarks and trade names are significant to the marketing and sale of its products and that the inability to utilize the same could have a material adverse effect on the Company’s business, results of operations and financial condition.

Management and Employees

As of March 31, 2006, the Company had two employees.

The Company has experienced no work stoppages and considers its employee relations to be satisfactory. The Company’s employees are not represented by a labor union.

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

Government Regulation

The production, distribution and sale of the Company’s products in the United States are subject to the Federal Food, Drug and Cosmetic Act, the Occupational Safety and Health Act, the Lanham Act, various environmental statutes, and various other federal, state and local statutes regulating the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Certain states and localities prohibit, or may in the future enact legislation to prohibit, the sale of certain beverages unless a deposit or tax is charged for containers.

Item 2.	PROPERTIES.

The Company is currently subleasing office space for a three year term ending on March 31, 2007 for $9,018 per month. The Company considers its premises adequate for its purposes in the immediate future.

Item 3.	LEGAL PROCEEDINGS.

The Company has been involved in a number of lawsuits related to claims arising through the normal course of business, including claims that have been reduced to judgments. These judgments and certain other claims as of March 31, 2006 are as follows:

(a) The Company is currently engaged in litigation with a contract research and development facility. The Company terminated its agreement with the R&D facility, asserting that the facility had breached its agreement with the Company and committed fraud, and the Company demanded payment from the R&D facility as required by the agreement. Moreover, the Company insisted that an independent scientific lab perform an audit of the work allegedly performed by the R&D facility for the Company (for which the Company has rendered substantial consideration, including $225,000 in cash). As a defensive measure, the R&D facility initiated legal action claiming breach of contract. The Company has asserted as counterclaims breach of contract, fraud, and negligence. As this litigation is in its initial stages, the Company can make no assurances with respect to the outcome of this matter.

(b)  The Securities and Exchange Commission instituted public administrative and cease and desist proceedings against Phlo Corporation (“Phlo”), its President James B. Hovis, and its Executive Vice President, Anne P. Hovis, on April 21, 2005, alleging violations by Phlo Corporation related to certain transfer agent regulations and related to the late filing of its required periodic reports. More specifically, the Division of Enforcement has alleged the violation by Phlo of Sections 17A(d)(1) and 17(b)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)
and Rules 17Ad-2 (which requires transfer agents to turnaround within three business days of receipt at least 90% of all routine items received for transfer during a month) and 17Ad-5 (which requires transfer agents to respond within five business days to any written inquiry regarding the status of items presented for transfer within the preceding six months) thereunder. The Division of Enforcement also alleged that Anne Hovis aided and abetted such violations.

The Division also alleges that Phlo violated Section 13(a) of the Exchange Act, and Rules 13a-1 and 13a-13 thereunder (which require the filing of annual and quarterly reports with the SEC), and alleged that James Hovis aided and abetted such violations.

The Company disputed all allegations made by the Division of Enforcement (except for the fact that Phlo did not timely make certain periodic filings) and vigorously defended the SEC action. Additionally, the Company became completely current in its financial reporting prior to the issuance of an initial decision on this matter.

On February 17, 2006, an Initial Decision was rendered by the Administrative Law Judge (“ALJ”) in the matter. The ALJ determined that the registration Phlo’s public securities should not be revoked. He entered cease and desist orders with respect to Phlo and James Hovis against future violations of reporting requirements. With respect to alleged transfer agent violations, the ALJ revoked Phlo’s status as transfer agent and entered a cease and desist order against Phlo and Anne Hovis against future violations and barred Anne Hovis from future association with a transfer agent. The ALJ also assessed civil penalties against Phlo in the amount of $100,000, against James Hovis in the amount of $25,000, and against Anne Hovis in the amount of $50,000.

The Company has appealed the Initial Decision, which stays the sanctions imposed for the duration of the appeal. Among other things, the Company argued that the ALJ had no jurisdiction to impose a fine against James Hovis; that many of the ALJ’s findings of fact were wrong in light of the evidence presented; that fines against Anne Hovis and Phlo were unduly harsh in light of the evidence; and that the ALJ ignored the SEC’s burden of proof. All appeal briefs have been filed by both sides. The Company can make no assurances with respect to the outcome of this matter.

In addition to the claims referred to above, there are other lawsuits in which the Company is involved, but is unable to predict the outcome. In the opinion of management, based on currently available facts, and the aggregate liability currently provided for within the accompanying financial statements, the ultimate resolution of such matters will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the holders of the Company’s common stock during its fiscal year ended March 31, 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company was first traded on the OTC Bulletin Board on the effectiveness of the Company’s Initial Public Offering on July 31, 1996, under the symbol "PYMB". On April 20, 1999, the Company changed its trading symbol to "PHLC" to reflect the change in the Company’s name to Phlo Corporation. The common stock of the Company is quoted and traded on the Pink Sheets.

The following table indicates the high and low bid prices for the common stock of the Company for the period April 1, 2005, to March 31, 2006, based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

There were no cash dividends declared on the common stock for the fiscal years ended March 31, 2006 and 2005.

Common Stock

	Year Ended 3/31/06		Year Ended 3/31/05
Quarter	High	Low	High	Low
First Quarter	$0.04	$0.01	$0.20	$0.07
Second Quarter	$0.20	$0.008	$0.15	$0.07
Third Quarter	$0.04	$0.01	$0.09	$0.02
Fourth Quarter	$0.06	$0.03	$0.04	$0.02

On March 31, 2006, the closing price of the Common Stock as reported on the Pink Sheets was $0.04. As of March 31, 2006, the Company had approximately 2,000 beneficial holders of record of its shares of Common Stock.

During the fiscal year ended March 31, 2006, the Company raised $712,500 in private placements, and issued 4,000,000 shares of common stock in exchange for services, each in reliance on various exemptions available under the Securities Act.

Item 6.	PHLO CORPORATION MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SAFE HARBOR STATEMENT

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, business strategy, and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking phrases such as "anticipates", "intends", "expects", "plans", "believe", "estimates", or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2006 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

The Company’s forward-looking statements represent its judgment only on the dates such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed, or unanticipated events or circumstances.

OVERVIEW

The following discussion of the Company’s financial condition as of March 31, 2006 and results of operations for the year ended March 31, 2006 includes Phlo Corporation and its affiliates (collectively, the "Company") and should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

The Company had $1,544 in revenue for the fiscal year ended March 31, 2006, as compared to no revenue for the fiscal year ended March 31, 2005. The selling, general and administrative expenses for the fiscal year ended March 31, 2006 increased to $1,771,470 from $1,414,209 for the fiscal year ended March 31, 2005, and research and development costs incurred decreased to $97,103 from $528,132 during the same period. The Company’s net loss increased slightly to $2,842,300 from $2,815,000 for the Company’s prior fiscal year. The cost of sales for the year ended March 31, 2006 was $4,565.

The Company’s proprietary biotechnology base (including its commercialization capabilities and ability to produce technological preparations related thereto), the products generated therefrom, and the access to major markets as a result thereof represent the core of the Company’s business plan, which emphasizes the building of major, long-term fundamental value. Although the process of executing this business plan requires significant time, the Company should be able to produce significantly greater positive operating results and greater shareholder value than would otherwise be possible.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended March 31, 2006, the Company’s working capital deficit increased by $895,364 to $4,995,824. In addition, the Company’s Stockholders’ Deficiency increased from $4,461,781 to $4,975,610.

During the fiscal year ended March 31, 2006, and beyond, the Company is taking steps to reduce or eliminate the Stockholders’ Deficiency and to create a positive working capital position. The Company believes it is more likely than in prior years to raise substantial financing as a result of the prospects for national and global distribution of its products through joint venture undertakings with entities possessing marketing and distribution infrastructure and capabilities, the existence of products containing commercialized biotechnology, the prospects for numerous additional products based on the Company’s biotechnology foundation, and significantly increased scientific and commercialization capabilities. Finally, the Company has taken steps to convert certain existing debts into equity and will continue to pursue these steps.

While the Company has raised sufficient capital to meet its operating requirements in the past, additional financing is required in order to meet such operating requirements in the future. The Company can give no assurances that the necessary funding will be completed or, if completed, on terms favorable to the Company.

There can be no assurance that management’s plans will be realized and therefore, until the present conditions referred to above are either removed or substantially improved, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company's independent certified public accountants have stated in their report included in the Company's March 31, 2006 Form 10-KSB, that the Company has incurred operating losses in the last two years and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the critical accounting policies and judgments below. Although the Company believes that the estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

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

STOCK BASED COMPENSATION

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

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

IMPACT OF INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Future increases in supplies or other operating costs could adversely affect the Company’s operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not maintain off-balance sheet arrangements, nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PHLO CORPORATION

PHLO CORPORATION

Index to Financial Statements

Page
Report of Registered Independent Certified Public Accounting Firm	F-3
Consolidated Balance Sheet at March 31, 2006	F-4
Consolidated Statements of Losses for the years ended March 31, 2006 and 2005	F-5
Consolidated Statements of Deficiency in Stockholders’ Equity for the years ended March 31, 2006 and 2005	F-6 – F-7
Consolidated Statements of Cash Flows for the years ended March 31, 2006 and 2005	F-8 – F-9
Notes to Consolidated Financial Statements	F-10 – F-27

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Certified Public Accountants

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Phlo Corporation
Jacksonville, Florida

We have audited the consolidated balance sheet of Phlo Corporation and its affiliates (the “Company”), as of March 31, 2006, and the related consolidated statements of losses, deficiency in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2006 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company has suffered recurring losses from operations and the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

McLean, Virginia
July 6, 2006

PHLO CORPORATION AND AFFILIATES

CONSOLIDATED BALANCE SHEET

March 31, 2006

ASSETS

CURRENT ASSETS

Accounts receivable	$1,267
Settlement receivable (Note H)	45,000
Other receivable	6,964

Total Current Assets	53,231

PROPERTY AND EQUIPMENT, Net (Note C)	7,443

DEPOSITS	12,771

TOTAL ASSETS	$73,445

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,516,134
Accrued liabilities (Note E)	2,906,421
Notes payable, current portion (Note G)	626,500
Total Current Liabilities	5,049,055

TOTAL LIABILITIES	5,049,055

COMMITMENTS AND CONTINGENCIES (Note M)	—

DEFICIENCY IN STOCKHOLDERS’ EQUITY (Note H)
Preferred stock, 15,000,000 authorized:
Series A convertible stock, $0.0001 par value, 500,000 Shares authorized, issued and outstanding (liquidation preference $100,000)	50
Series B non-convertible stock, none issued and outstanding	—
Series C convertible stock, $0.0001 par value, 3,000,000 shares authorized, 1,302,304 shares outstanding (liquidation preference $13,023)	130
Series C Convertible stock, 15,298 shares subscribed	1
Common stock, $0.0001 par value, 250,000,000 shares authorized, 400,356,814 shares issued and outstanding	40,036
Common stock, $0.0001 par value, 15,431,654 shares subscribed	1,544
Additional paid-in capital	15,576,583
Accumulated deficit	(20,593,954)
TOTAL DEFICIENCY IN STOCKHOLDERS’ EQUITY	(4,975,610)
TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY	$73,445

The accompanying notes are an integral part of these consolidated financial statements.

PHLO CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005
REVENUES, net	$1,544	$—
COST OF SALES, net	4,565	—
GROSS PROFIT	(3,021)	—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative	1,771,470	1,414,209
Research and development	97,103	528,132
LOSS FROM OPERATIONS	(1,871,594)	(1,942,341)
OTHER INCOME (EXPENSE)
Finance cost	(889,876)	(804,052)
Interest expense, net	(80,830)	(68,607)
TOTAL OTHER EXPENSE	(970,706)	(872,659)
Provision for income taxes	—	—
NET LOSS	$(2,842,300)	$(2,815,000)

Weighted Average Number of Shares Outstanding (Basic and Diluted) (Note I)	331,684,698	223,663,102

Net Loss Per Share (Basic and Diluted)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

PHLO CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	Series A Preferred Stock		Series B Preferred Stock		Preferred C Stock Subscribed		Series C Preferred Stock		Common Stock Subscribed
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance March 31, 2004	500,000	$50		—	15,298	$1	1,333,304	$133	12,395,534	$1,239

Conversion of preferred C to common stock		—		—		—	(31,000)	(3)	—	—

Issuance of common stock		—		—		—		—	3,790,665	379

Collateral shares issued with debt		—		—		—		—	—	—

Issuance of shares in settlement of accrued expenses

Issuance of shares for financing activities									781,819	79

Issuance of common stock for services		—		—		—		—	—	—

Warrants issued for services

Warrants issued for financing activity

Repayment of line of credit		—		—		—		—	—	—

Net loss		—		—		—		—	—	—
Balance March 31, 2005	500,000	50	—	—	15,298	1	1,302,304	130	16,968,018	1,697

Issuance of common stock		—		—		—		—	—	—

Subscribed shares issued									(1,536,364)	(153)

Collateral shares issued with debt (Note F)

Issuance of shares for financing activities

Issuance of common stock for services		—		—		—		—	—	—

Warrants issued for services

Warrants issued for financing activity		—		—		—		—	—	—

Repayment of line of credit (Note F)		—		—		—		—	—	—

Net loss		—		—		—		—	—	—

Balance March 31 ,2006	500,000	$50	—	—	15,298	$1	1,302,304	$130	15,431,654	$1,544

The accompanying notes are an integral part of these consolidated financial Statements.

PHLO CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT - (Continued)

FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance March 31, 2004	195,128,609	$19,512	$11,302,528	$(14,936,654)	$(3,613,191)

Conversion of preferred C to common stock	3,100,000	310	(307)	—	—

Issuance of common stock	6,000,000	600	649,994	—	650,973

Collateral shares issued with debt	5,500,000	550	(550)	—	—

Issuance of shares in settlement of accrued expenses	3,500,000	350	195,650	—	196,000

Issuance of shares for financing activity	8,542,424	855	422,006		422,940

Issuance of common stock for services	5,000,000	500	149,500	—	150,000

Warrants issued for services			3,738	—	3,738

Warrants issued for financing activity			287,104	—	287,104

Repayment of line of credit		—	255,655	—	255,655

Net loss		—	—	(2,815,000)	(2,815,000)

Balance March 31,2005	226,771,033	22,677	13,265,318	(17,751,654)	(4,461,781)

Issuance of common stock	95,988,259	9,599	777,901	—	787,500

Subscribed shares issued	1,536,364	153	—	—	—

Collateral shares issued with debt (Note F)	13,700,000	1,370	(1,370)	—	—

Issuance of shares for financing activity	58,361,158	5,837	851,475	—	857,312

Issuance of common stock for services	4,000,000	400	79,600	—	80,000

Warrants issued for services	—	—	377,455	—	377,455

Warrants issued for financing activity		—	20,000	—	20,000

Repayment of line of credit (Note F)		—	206,204	—	206,204

Net loss		—	—	(2,842,300)	(2,842,300)

Balance March 31, 2006	400,356,814	$40,036	$15,576,583	$(20,593,954)	$(4,975,610)

The accompanying notes are an integral part of these consolidated financial statements.

PHLO CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,842,300)	$(2,815,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Common stock reimbursement to officers (Note H)	857,312	422,940
Common stock issued in exchange for interest expense and other financing expense (Note F and H)	26,042	84,409
Common stock for services (Note H)	80,000	150,000
Warrant issued for services (Note H)	377,455	3,738
Warrant issued for financing expense (Note H)	20,000	287,104
Depreciation and amortization (Note C)	2,465	2,826
Changes in operating assets and liabilities
Prepaid expenses	—	400,000
Inventory	75,041	(75,041)
Accounts receivable	(1,267)	—
Security deposit	—	(12,771)
Accounts payable	232,820	248,324
Accrued expenses and taxes	289,932	417,889
NET CASH USED IN OPERATING ACTIVITIES	(882,500)	(885,582)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	—	(9,700)
NET CASH USED IN INVESTING ACTIVITIES	—	(9,700)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving note payable	140,000	175,000
Proceeds from issuance of equity securities (Note H)	742,500	650,973
NET CASH PROVIDED BY FINANCING ACTIVITIES	882,500	825,973
NET INCREASE (DECREASE) IN CASH	—	(69,309)
CASH - Beginning	—	69,309
CASH - Ending	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PHLO CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

For the Years Ended March 31, 2006 and 2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	2006	2005
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash and financing activities:

During the fiscal years ended March 31, 2006 and 2005, the sale of Common Stock pledged as collateral for the repayment of advances pursuant to the credit facility reduced the outstanding principal balance by $172,658 and $155,387 respectively. Additionally, the Company issued shares of stock in reduction of $540 and $211,859 of accrued interest and accrued liabilities during the fiscal years ended March 31, 2006 and March 31, 2005, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

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

ADVERTISING EXPENSE

Advertising costs are expensed as incurred. Advertising costs of $108,318 and $32,173 were expensed during the years ended March 31, 2006 and 2005, respectively.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

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

RESEARCH AND DEVELOPMENT

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the years ended March 31, 2006 and 2005, $97,103 and $528,132, respectively, in research and development costs were incurred by the Company.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

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

STOCK-BASED COMPENSATION

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation (Continued)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

The Company has no awards of stock-based employee compensation outstanding at March 31, 2006.

BASIC AND DILUTED LOSS PER SHARE

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the years ended March 31, 2006 and 2005, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share. For the years ended March 31, 2006 and 2005, 164,446,882 potential shares and 155,651,394 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

LIQUIDITY

As reflected in the accompanying financial statements, the Company incurred net losses of $2,842,300 and $2,815,000 for the years ended March 31, 2006 and 2005, respectively, and has an accumulated deficit of $20,593,954 as of March 31, 2006. In addition, the Company’s current liabilities exceeded its current assets by $4,995,824 as of March 31, 2006.

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

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

RECLASSIFICATION

Certain reclassifications may have been made in prior year’s financial statements to conform to classifications used in the current year.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

NOTE B - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had a net loss of $2,842,300 for the fiscal year ended March 31, 2006. As of March 31, 2006, the Company’s current liabilities exceeded its current assets by $4,995,824. In addition, the Company is delinquent in connection with various obligations including trade payables, accrued payroll taxes and related interest and penalties, and notes payable. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue through the successful marketing and expansion of its various product lines to generate future profits. Subsequent to the date of the financial statements, the Company is taking steps to reduce or eliminate the Stockholders' Deficiency and to create a positive working capital position. The Company believes it is more likely than in prior years to raise substantial financing as a result of the prospects for national and global distribution of its products through joint venture undertakings with entities possessing marketing and distribution infrastructure and capabilities, the existence of products containing commercialized biotechnology, the prospects for numerous additional products based on the Company’s biotechnology foundation, and significantly increased scientific and commercialization capabilities. Finally, the Company has taken steps to convert certain existing debts into equity and will continue to pursue these steps.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE B - GOING CONCERN MATTERS (Continued)

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

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2006:

Furniture, fixtures and equipment	$48,444
Less: Accumulated depreciation	(41,001)
Net	$7,443

Depreciation expense for the years ended March 31, 2006 and 2005 was $2,465 and $2,826,respectively.

NOTE D - OTHER ASSETS AND LIABILITIES

In the fiscal year ended March 31, 2004, the Company entered into an agreement with a company which is providing services to the Company related to the enhancement of the Company’s biotechnologies, including the supervision of further research and development, protocols, and testing pertaining to the enhancement and protection of the intellectual property related thereto and the commercialization, production, marketing and distribution of the products containing such biotechnologies. In conjunction therewith, the Company made payments thereto of $400,000 during the year ended March 31, 2004, $575,550 during the year ended March 31, 2005, and $881,600 during the year ended March 31, 2006, to be used for the activities set forth above. The Company had accounted for the payment as a prepaid expense. During the fiscal years ended March 31, 2006 and March 31, 2005, all of the funds advanced had been expended. At March 31, 2006, the Company included a $47,935 payable to such company in its current liabilities. Additionally, the Company agreed to pay to the other party two percent of net revenues generated by the sale of products with respect to which the company provided services under the agreement during the term of the agreement, subject to certain limitations set forth therein.

NOTE E - ACCRUED LIABILITIES

Accrued liabilities at March 31, 2006 are as follows:

Accrued payroll, payroll taxes and penalties (Note M)	$946,395
Accrued expenses	1,622,047
Accrued interest	337,979
Total	$2,906,421

Accrued expenses represents primarily on-going payment obligations and accrued research and development costs related to certain of its intellectual property and accruals made in prior years for legal contingencies.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE F - REVOLVING CREDIT FACILITY - NOTES PAYABLE

In June, 2002, the Company closed a revolving credit facility with a one-year term which provides for advances of up to a maximum principal amount of $250,000, at the option of the lender, at an interest rate of 10% per annum, with each advance payable within 30 days.

As of March 31, 2006, all principal and accrued interest under the facility has been paid in full.

At March 31, 2005, the outstanding principal balance under the facility was $32,658. In April, 2005, an additional advance was authorized under the Company’s revolving credit facility of up to $150,000, $140,000 of which was advanced during the course of the fiscal year. Repayment of advances under the facility are secured by the Company’s assets and are guaranteed by two officers of the Company. In connection with this advance, the Company issued 13,700,000 shares of Common Stock in the fiscal quarter ended June 30, 2005, which serve as collateral to secure repayment of advances made to the Company under the facility and the meeting of all obligations of the Company under the facility loan documents. Also in connection with such advance, the Company granted to the Lender the option, after the expiration of a period of one year from such advance, to take title to 4,600,000 shares (or any portion thereof) of such stock collateral; agreed to deliver to the Lender, until such advance has been repaid, net proceeds received by the Company generated by the sale of its rehydration beverage of up to $50,000; and agreed to increase the interest rate with respect to the current advance and the outstanding principal balance on prior advances from 10% to 12%.

In connection with a January 2005 advance, the Company granted to the Lender the option, after the expiration of a period of one year from such advance, to take title to 1,212,121 shares (or any portion thereof) of such stock collateral.

The Company did not repay the advances by the maturity date. As a result thereof, the lender has exercised its rights provided by the loan documents to sell shares of stock that were previously issued and pledged as collateral for the repayment of advances pursuant to the credit facility. During the fiscal year, 7,810,469 shares of Common Stock pledged as collateral, valued at $206,204, were used to pay down $172,658 of debt and $540 of related accrued interest and $13,480 of interest expense. Other financing expense of $12,562 was charged to operations in connection with this transaction.

Subsequent to March 31, 2006, the Lender paid $6,964 in excess proceeds from the liquidation of stock to the Company returned 7,500,000 shares of Common Stock which had served as collateral under the facility. (see Note N - Subsequent Events).

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE G - NOTES PAYABLE

Debt as of March 31, 2006 consists of the following:

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

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE G - NOTES PAYABLE (Continued)

(Continued)
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
50,000

In April, 2001, the Company was loaned $40,000. A promissory note has not yet been issued, as that amount was only a partial funding of the transaction. The note will provide an interest rate of 10% and a term of 120 days. A warrant will be issuable in conjunction with this financing, however, the amount of shares of common stock purchasable pursuant to the warrant will be determined once the full amount of the financing is established.	40,000
Note payable in the original principal amount of $35,000, with an interest rate of 12% per annum. Principal and interest are due in February, 2006.	35,000
Total	$626,500
Less: current portion	(626,500)
Long-term portion	$0,000

Aggregate maturities of long-term debt as of March 31, 2006 are as follows:

Fiscal Year	Amount
2007	$626,500

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

SERIES A CONVERTIBLE PREFERRED STOCK

At March 31, 2006, the Company has 500,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") issued and outstanding. The Series A Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series A Preferred is convertible into one share of common stock.

SERIES B NON-CONVERTIBLE PREFERRED STOCK

At March 31, 2006, none of Series B Non-Convertible Preferred Stock ("Series B Preferred") was issued and outstanding. The Series B Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series B Preferred is subject to certain redemption and liquidation provisions, as defined.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE H - CAPITAL STOCK (Continued)

SERIES C CONVERTIBLE PREFERRED STOCK

As of March 31, 2006, 1,302,304 shares of Series C Preferred Stock were issued and outstanding and 15,298 shares were subscribed in connection with a stock exchange transaction conducted by Phlo Corporation and the shareholders of a privately held beverage company. Each holder of the Series C Preferred Stock has the right to cast one vote for each share of Common Stock into which his or its Series C Preferred Stock is convertible. No dividends are currently payable with respect to Series C Preferred Stock. The holders of Series C Preferred Stock have a liquidation preference of $0.01 per shares plus all accrued but unpaid dividends, if any. Holders of the Series C Preferred Stock have no redemption rights. Each share of Series C Preferred Stock initially is convertible into 100 shares of Common Stock without the payment of any additional consideration at any time after September 30, 2001. However, the conversion rate is subject to adjustment in the case of certain corporate transactions or events, including stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution of the Common Stock; reorganizations, mergers consolidations or sale of assets; and the sale of shares of Common Stock at a price that is less than the then-effective Series C Conversion Price. In the event of a sale of shares of Common Stock at a price that is less than the then-effective Series C Conversion Price, then, in each such event, an adjustment to such conversion price is made to allow the holder of the Series C Preferred Stock to convert into shares of Common Stock at a rate greater than the rate effective immediately preceding such issuance.

COMMON STOCK

During the year ended March 31, 2005, the Company issued 3,100,000 shares of Common Stock upon conversion of 31,000 shares of Series C Convertible Preferred Stock.

During the year ended March 31, 2005, in consideration of $650,973, the Company agreed to issue an aggregate of 9,790,665 shares of Common Stock, 6,000,000 of which had been issued at March 31, 2005, and agreed to issue warrants to purchase 250,000 shares of Common Stock at an exercise price of $0.02 per shares. Additionally, the Company agreed to issue 9,324,243 shares of Common Stock to officers of the Company in connection with such financings and the Company’s revolving credit line advances and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy the obligation of the Company, 8,542,424 shares of which were issued at March 31, 2005. The Company accounted for and charged to operation such shares in the amount of $422,940. Additionally, the Company issued 5,000,000 shares of Common Stock, valued at $150,000, in exchange for services related to the further development and enhancement of its intellectual property.

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

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE H - CAPITAL STOCK (Continued)

In connection with securing the repayment of two advances under the Company’s revolving credit facility made during the year ended March 31, 2005 (Note F), the Company issued a total of 5,500,000 shares of Common Stock. In connection with a June 2004 advance, the Company granted to the Lender the option, after the expiration of a period of one year from such advance, to take title to 1,785,715 shares (or any portion thereof) of such stock collateral. Also, in June 2004, the Company issued 3,500,000 shares of Common Stock in exchange for the conversion by the Lender of $46,000 of accrued interest and the waiver of the $150,000 financing fee owed in connection with a prior advance. In connection with the January 2005 advance, the Company granted to the Lender the option, after the expiration of a period of one year from such advance, to take title to 1,212,121 shares (or any portion thereof) of such stock collateral. The Company did not repay the advances by the maturity date. As a result thereof, the lender exercised its rights to sell shares of stock that were previously issued and pledged as collateral for the repayment of advances pursuant to the credit facility. During the year ended March 31, 2005, 4,981,000 shares of Common Stock pledged as collateral, valued at $255,655, were used to pay down $155,387 of debt and $15,859 of related accrued interest. Other financing expense of $84,409 was charged to operations in connection with this transaction.

During the year ended March 31, 2006, the Company issued an aggregate of 1,536,364 shares of Common Stock subscribed in prior years.

During the year ended March 31, 2006, the Company issued 4,000,000 shares of the Common Stock, valued at $80,000, in exchange for services rendered pursuant to existing agreements. The valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued 2,060,606 shares of Common Stock to officers of the Company in connection with such agreements and in consideration of guarantees and supplying of shares of stock as collateral. The Company accounted for and charged to operation such shares in the amount of $20,606, which approximated the fair value of the Common Stock at the time the shares were issued.

During the year ended March 31, 2006, in conjunction with a settlement agreement providing for the payment to the Company of up to $75,000 and the provision of services to the Company, the Company issued 12,121,212 shares of Common Stock. As of March 31, 2006, the Company has received $30,000 pursuant to the settlement agreement and accounted for $45,000 as a common stock subscription receivable. The Company received the settlement in full subsequent to the date of the financial statements. The Company has recorded a financing cost of $51,515 related to 4,121,212 of these shares of Common Stock which were issued to officers of the Company in consideration of guarantees and supplying of stock as collateral in connection with such agreement.

During the year ended March 31, 2006, in consideration of $712,500, the Company issued an aggregate of 87,988,259 shares of Common Stock and warrants to purchase 2,105,000 shares of Common Stock with a two-year term at an exercise price of $0.03 per share. Additionally, the Company issued 52,179,340 shares of Common Stock to officers of the Company in connection with these financings and the Company’s revolving credit line advances and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy the obligation of the Company. The Company accounted for and charged to operation such shares in the amount of $785,191.

During the fiscal year ended March 31, 2006, the Company issued previously-subscribed warrants to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $0.02 per share. The value of such warrants had been accounted for and charged to operations in the prior fiscal year.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE H - CAPITAL STOCK (Continued)

During the fiscal year ended March 31, 2006, in consideration for extended payment terms relating to a Company obligation, the Company agreed to extend the expiration date of a warrant previously granted to the recipient from March 2005 to 2007. Additionally, the numbers of shares of the Common Stock purchasable pursuant to the warrant was increased from 200,000 shares to 750,000 shares, and the warrant exercise price was decreased from $0.05 to $0.03. The warrant was valued at $20,000 using the Black Scholes method at the date of grant of the warrant based on the following assumptions: (1) risk free interest rate of 3.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Common Stock of 222%; and (4) an expected life of the warrant of 2 years. This amount was charged to expense as a financing cost.

During the fiscal year ended March 31, 2006, the Company issued a warrant with a term of four and one-half years, to purchase 2,500,000 shares of the Common Stock at an exercise price of $0.025 per share and a warrant with a term of four and one-half years to purchase 9,900,000 shares of the Common Stock at an exercise price of $0.05 per share in connection with financing activities, services rendered, and the restructuring of existing warrants which included the raising of exercises prices on certain warrants. In connection therewith, the Company cancelled existing warrants to purchase an aggregate of 9,400,000 shares of common stock with terms of between 1 ½ and 4 ½ years and exercise prices of between $0.025 and $0.09 per share. The Company has recorded an expense of $122,023 for the warrants, representing the increase in fair value resulting from the modifications and the issuance of a new warrant. The assumptions used in the Black Scholes method at the date of grant of grant and modification are as follows:  (1) risk free interest rate of 4.8%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Common Stock of 342%; and (4) an expected life of the warrant of 4.5 years.

During the fiscal year ended March 31, 2006, the Company issued a warrant to purchase 750,000 shares of Common Stock at an exercise price of $0.05 per share for the provision of production-related and other services. The warrant was valued at $21,000 using the Black Scholes method at the date of grant of the warrant based on the following assumptions:  (1) risk free interest rate of 3.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Common Stock of 222%; and (4) an expected life of the warrant of 2 years. This amount has been charged to expense.

During the fiscal year ended March 31, 2006, in consideration for services rendered, the Company issued a warrant with a term of three years, to purchase 2,000,000 shares of the Common Stock at an exercise price of $0.03 per share; and a warrant, with a term of three years, to purchase 2,300,000 shares of the Common Stock at an exercise price of $0.05 per share. The warrants were valued at $234,432 using the Black Scholes method at the date of grant of the warrant based on the following assumptions:  (1) risk free interest rate of 4.7%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Common Stock of 342%; and (4) an expected life of the warrant of 3 years. This amount has been charged to expense.

During the fiscal year ended March 31, 2006, the Company issued a warrant to purchase up to 3,000,000 shares of Common Stock at an exercise price of $0.02 per share. However, the holder’s right to exercise the warrant was contingent upon the attainment of certain sales-related performance goals within a specified time. The warrant never became exercisable with respect to any shares of Common Stock, and the warrant was cancelled during the fiscal year ended March 31, 2006.

During the fiscal year ended March 31, 2006, the Company’s Board of Director’s voted to amend the Company’s articles of incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 600,000,000. The board of directors’ vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company’s articles of incorporation.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE H - CAPITAL STOCK (Continued)

Cash Dividend

In September, 2003, the Company announced that the necessary actions had been authorized for the payment by one of the operating companies in the Company’s corporate group of a cash dividend to shareholders of the Company in the form of a pro rata interest in five percent (5%) of any qualifying net revenues generated by the future sales of the Company’s oral rehydration solution products to the United States Military ("Net Revenue Interest").

The Net Revenue Interest is payable to the beneficial owners of record of the Common Sock as the October 17, 2003 (the "Record Date"), on a quarterly basis, during a period of five years from the initial cash distribution. The pro rata share of the Net Revenue Interest of the Company’s shareholders shall be based on their beneficial ownership of the Common Stock as of March 15, 2004 (the "Certificate Exchange Date"). The dividend shall be paid out of funds that are legally available thereof in accordance with applicable law.

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

WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or non-compensatory warrants in connection with financing activities.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01-0.05	31,261,682	2.50	0.03	31,261,682	$0.03
0.25	50,000	1.30	0.25	50,000	0.25
0.40-0.45	875,000	0.30	0.41	875,000	0.41
	32,186,682	2.50	$0.04	32,186,682	$0.04

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

NOTE I - STOCK OPTIONS AND WARRANTS (Continued)

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted Average Price Per Share

Outstanding at March 31, 2004	20,762,860	$0.07

Granted	3,650,000	0.08
Exercised	-	-
Cancelled or expired	(1,021,666)	0.17

Outstanding at March 31, 2005	23,391,194	$0.06

Granted (Note H)	23,305,000	0.04
Exercised	-	-
Cancelled or expired	(14,509,512)	0.07
Outstanding at March 31, 2006	32,186,682	$0.04

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

At March 31, 2006, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $11,864,000, expiring through the year 2026, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of March 31, 2006 are as follows:

Non current:
Net operating loss carryforward	$4,152,000
Valuation allowance	(4,152,000)
Net deferred tax asset	0

Further, the Company has not filed any federal, state or local income or franchise tax returns. Such failure may have a material adverse effect on the amount of any net operating loss carryforwards and the ability of the Company to use the net operating loss carryforwards and may subject the Company to fines.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE K - BUSINESS CONCENTRATION

The Company did not purchase more than 10% of its raw materials from any supplier for the fiscal years ended March 31, 2005 and 2006.

NOTE L - RELATED PARTY TRANSACTIONS

A shareholder of the Company holds notes issued by the Company between 1999 and 2002 representing an aggregate outstanding principal balance of $419,000 at March 31, 2006 and $384,000 at March 31, 2005. (Note G).

NOTE M - COMMITMENTS AND CONTINGENCIES

PAYMENT OBLIGATIONS

The Company has various on-going payment obligations (primarily minimum royalties or payments) related to certain of its intellectual property, which payments are contingent on certain circumstances or performances by the obligees. Such payment obligations for the year ended March 31, 2006, were $40,000. The Company’s obligations for the subsequent fiscal year are expected to be $40,000.

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

(b)  The Securities and Exchange Commission instituted public administrative and cease and desist proceedings against Phlo Corporation (“Phlo”), its President James B. Hovis, and its Executive Vice President, Anne P. Hovis, on April 21, 2005, alleging violations by Phlo Corporation related to certain transfer agent regulations and related to the late filing of its required periodic reports. More specifically, the Division of Enforcement has alleged the violation by Phlo of Sections 17A(d)(1) and 17(b)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)  and Rules 17Ad-2 (which requires transfer agents to turnaround within three business days of receipt at least 90% of all routine items received for transfer during a month) and 17Ad-5 (which requires transfer agents to respond within five business days to any written inquiry regarding the status of items presented for transfer within the preceding six months) thereunder. The Division of Enforcement also alleged that Anne Hovis aided and abetted such violations.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE M - COMMITMENTS AND CONTINGENCIES (Continued)

LITIGATION (Continued)

The Division also alleges that Phlo violated Section 13(a) of the Exchange Act, and Rules 13a-1 and 13a-13 thereunder (which require the filing of annual and quarterly reports with the SEC), and alleged that James Hovis aided and abetted such violations.

The Company disputed all allegations made by the Division of Enforcement (except for the fact that Phlo did not timely make certain periodic filings) and vigorously defended the SEC action. Additionally, the Company became completely current in its financial reporting prior to the issuance of an initial decision on this matter.

On February 17, 2006, an Initial Decision was rendered by the Administrative Law Judge (“ALJ”) in the matter. The ALJ determined that the registration Phlo’s public securities should not be revoked. He entered cease and desist orders with respect to Phlo and James Hovis against future violations of reporting requirements. With respect to alleged transfer agent violations, the ALJ revoked Phlo’s status as transfer agent and entered a cease and desist order against Phlo and Anne Hovis against future violations and barred Anne Hovis from future association with a transfer agent. The ALJ also assessed civil penalties against Phlo in the amount of $100,000, against James Hovis in the amount of $25,000, and against Anne Hovis in the amount of $50,000.

The Company has appealed the Initial Decision, which stays the sanctions imposed for the duration of the appeal. Among other things, the Company argued that the ALJ had no jurisdiction to impose a fine against James Hovis; that many of the ALJ’s findings of fact were wrong in light of the evidence presented; that fines against Anne Hovis and Phlo were unduly harsh in light of the evidence; and that the ALJ ignored the SEC’s burden of proof. All appeal briefs have been filed by both sides. The Company can make no assurances with respect to the outcome of this matter.

The Company is a party to certain other legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

PAYROLL TAXES

The Company has not paid payroll taxes since the third quarter of 1999 totaling $372,225 at March 31, 2006. The Company has accrued estimated penalties and interest of $304,924 as of March 31, 2006.

LEASE

At March 31, 2006, the Company is subleasing office space for a term ending March 31, 2007 at a monthly rate of $9,018 with a fixed 4% annual increase. Rent expense for the years ended March 31, 2006 and 2005 was $149,409 and $178,812, respectively.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE N - SUBSEQUENT EVENTS

Financing

As principal and accrued interest under the lending facility was paid in full at March 31, 2006, the Lender paid to the Company in the quarter ended June 30, 2006, excess proceeds from the liquidation of stock collateral in the amount of $6,964 and returned to the Company 7,500,000 shares of Common Stock which had served as collateral under the facility.

Equity

In the quarter ended June 30, 2006, in consideration of $48,000, the Company issued 2,944,444 shares of Common Stock and agreed to issue a warrant to purchase 500,000 shares of Common Stock at an exercise price of $0.05 per share.

In the fiscal quarter ended June 30, 2006, the Company issued a previously-subscribed warrant to purchase 1,250,000 shares of Common Stock at an exercise price of $0.03.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

By letter dated March 29, 2005, the Company was informed by its independent auditors, Sherb & Co. LLP (“Sherb”) that Sherb will “cease our services as your auditors”. The Company engaged Russell Bedford Stefanou Mirchandani LLP (“RBSM”) to serve as its new independent auditors. The Company filed Current Reports on Form 8-K with the SEC on April 7, 2005 and April 12, 2005, with respect to the foregoing.

Sherb’s reports on the Company’s consolidated financial statements as of and for the year ended March 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. Such reports included an explanatory paragraph that disclosed that there was substantial doubt about the Company’s ability to continue as a going-concern.

During the year ended March 31, 2003 and the period between March 31, 2003 and April 12, 2005, there were no disagreements between the Company and Sherb on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Sherb’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report for such periods, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Annual Report, the Company conducted an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting. There was no change in the Company’s internal controls, which are included within disclosure controls and procedures, during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls.

 PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

The names and ages of the directors, executive officers, significant employees, and promoters of the Company are set forth below.

Name	Age	Position Held
James B. Hovis	57	President & CEO, Director
Anne P. Hovis	46	Executive Vice President, General Counsel, Secretary & Director

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

James B. Hovis, President, Chief Executive Officer and a Director. Mr. Hovis is responsible for the overall management of the Company, including the product development, sales, marketing, distribution, production and financial functions. Additionally, Mr. Hovis directs the Company’s acquisition and financing activities. Previously, Mr. Hovis was engaged in the practice of corporate transactional law. Mr. Hovis has over 20 years of experience involving a wide range of corporate activity, both as a principal and as a professional representative or advisor, including all types of financings and refinancings (including debt and equity private placements), mergers, acquisitions (including product acquisitions and leveraged and management buyouts), divestitures, sales of assets or stock, restructurings and reorganizations. Additionally, his professional background has included a strong emphasis on developing business entities in a number of different industries, and he has been published in his areas of expertise. During the period from 1983 to the present, he has served on a number of boards of developing companies. Mr. Hovis is a graduate of Davidson College and received his J.D. degree from the T.C. Williams School of Law at the University of Richmond.

Anne P. Hovis, Executive Vice President, General Counsel, Secretary and a Director. Mrs. Hovis is responsible for managing the day-to-day administration of the Company and assists Messrs. Hovis in the overall management of the Company. She is also responsible for the legal affairs of the Company, including intellectual property protection, compliance with FDA regulations, securities filings, compliance with applicable laws, and negotiation of agreements with distributors and co-packers. Mrs. Hovis also assists Mr. Hovis in the Company’s transactional activities, including financings and acquisitions. Previously, Mrs. Hovis was an attorney with Anderson, Hibey & Blair, a Washington, D.C. based firm, where she specialized in corporate legal and international trade policy matters. Prior to this, Mrs. Hovis was an attorney with Lane & Mittendorf, where she participated in the firm’s corporate transactional (including stock and asset acquisitions and commercial lending facilities) and international trade practices. Mrs. Hovis has a B.A. from New York University and a J.D. degree from the Georgetown University Law Center.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended March 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied, with the exception of two officers who did not timely file reports required by Section 16(a) with respect to certain transactions during the fiscal year. These officers are taking the steps necessary to make such filings. It is the Company’s intention to ensure, where possible, complete compliance according to this Section.

ITEM 10.	EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to the executive officers for the fiscal year ending March 31, 2006.

SUMMARY COMPENSATION TABLE

Compensation Payouts	Annual Compensation Awards						Long-Term Awards
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)
Other Compensation Name and sation Principal Position	Year	Salary	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Under- lying Options/ SARa (#)	L/TIP Payouts ($)	All ($)

James B. Hovis President and CEO	2005	$421,508	-0-	-0-	-0-	-0-	-0-	-0-
	2006	$303,964	-0-	-0-	-0-	-0-	-0-	-0-

Anne P. Hovis	2005	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Exec. Vice President General Counsel & Secretary	2006	$-0-	-0-	-0-	-0-	-0-	-0-	-0-

COMPENSATION OF DIRECTORS

The names of the directors of the Company as of March 31, 2006 are James B. Hovis and Anne P. Hovis. Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company. No payments were made to directors during the year ended March 31, 2006, for services provided as a director.

STOCK OPTION PLANS AND AGREEMENTS

In March 1996, the Board of Directors of the Company adopted, and the stockholders of the Company approved the adoption of, the 1996 Stock Plan (hereinafter called the "1996 Plan"). The purpose of the 1996 Plan is to provide an incentive and reward for those executive officers and other key employees in a position to contribute substantially to the progress and success of the Company, to closely align the interests of such employees with the interests of stockholders of the Company by linking benefits to stock performance and to retain the services of such employees, as well as to attract new key employees. In furtherance of that purpose, the 1996 Plan authorizes the grant to executives and other key employees of the Company and its subsidiaries of stock options, restricted stock, deferred stock, bonus shares, performance awards, dividend equivalent rights, limited stock appreciation rights and other stock-based awards, or any combination thereof. The 1996 Plan is expected to provide flexibility to the Company’s compensation methods, after giving due consideration to competitive conditions and the impact of federal tax laws.

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

The exercise price of the shares to be purchased pursuant to each Option shall be paid (i) in full in cash, (ii) by delivery (i.e., surrender) of shares of the Company’s common stock owned by the optionee at the time of the exercise of the Option, (iii) in installments, payable in cash, if permitted by the Committee or (iv) any combination of the foregoing. The stock-for-stock payment method permits an optionee to deliver one (1) or more shares of previously-owned common stock of the Company in satisfaction of the exercise price of subsequent Options. The optionee may use the shares obtained on each exercise to purchase a larger number of shares on the next exercise. (The foregoing assumes an appreciation in value of previously acquired shares). The result of the stock-for-stock payment method is that the optionee can generally avoid immediate tax liability with respect to any appreciation in the value of the stock utilized to exercise the Option.

Shares received by an optionee upon exercise of a Non-Incentive Option may not be sold or otherwise disposed of for a period determined by the Board of Directors of the Company upon grant of the Option, which period shall be not less than six (6) months nor more than three (3) years from the date of acquisition of the shares (the "Restricted Period"), except that, during the Restricted Period (i) the optionee may offer the shares to the Company and the Company may, in its discretion, purchase up to all the shares offered at the exercise price and (ii) if the optionee’s employment terminates during the Restricted Period (except in limited instances), the optionee, upon written request of the Company, must offer to sell the shares to the Company at the exercise price within seven (7) business days. The Restricted Period shall terminate in the event of a Change in Control of the Company (as defined in the 1996 Plan), or at the discretion of the Board of Directors of the Company. After the Restricted Period, an optionee wishing to sell must first offer such shares to the Company at the fair market value.

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

The following table sets forth as of March 31, 2006, certain information with respect to the beneficial ownership of common stock and preferred stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:

		Percentage		Percentage (%)
	Shares of	(%) of	Shares of	of Total
	Common Stock	Common	Preferred	Combined
Name and Address of Beneficial Owner (1)	Owned	Stock (2)	Stock	Vote (3)
James B. Hovis	114,889,439(4)	21.65%	287,347(5)	27.07%
Anne P. Hovis	114,889,439(6)	21.65%	327,347(7)	27.82%
Edward J. Mathias (8)	7,750,451	1.94%	490,708.33	10.52%(9)
All officers and directors as a group (two persons)	114,889,439	21.65%	327,347	27.82%

(1) The address of each Stockholder shown above except as otherwise indicated is c/o Phlo Corporation, 6001-21 Argyle Forest Blvd., PMB #117, Jacksonville, Florida 32244-5705.

(2) Based upon 400,356,814 shares of Common Stock outstanding as of March 31, 2006.

(3) Based on 400,356,814 shares of Common Stock and 1,302,304.30 shares of Series C Preferred Stock outstanding as of March 31, 2006, and assuming a conversion rate of 100 shares of common stock for each share of Series C Preferred Stock. The percentages presented are based on conversion of all outstanding shares of Series C Preferred Stock into shares of common stock and, where applicable, the exercise of all warrants owned by the beneficial owner to purchase common stock.

(4) Includes 108,248,834 shares as to which Mr. Hovis has the sole voting power, and 6,640,605 shares as to which he shares the power to dispose with his wife, Anne P. Hovis.

(5) Includes 167,485 shares of Series C Preferred Stock as to which Mr. Hovis has the sole voting power and 119,862 shares as to which he shares the power to dispose with his wife, Anne P. Hovis.

(6) Includes 6,640,605 shares as to which Mrs. Hovis has sole voting power and 108,248,834 shares as to which she shares the power to dispose with her husband, James B. Hovis.

(7) Includes 119,862 shares of Series C Preferred Stock as to which Mrs. Hovis has sole voting power, 167,485 shares as to which she shares the power to dispose with her husband, James B. Hovis, and 40,000 as to which Mrs. Hovis has indirect beneficial ownership as trustee under the Uniform Gift to Minors Act.

(8) Mr. Mathias’ address is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Washington, D.C. 20004-2505

(9) Includes warrants to purchase 9,606,682 shares of common stock held by Mr. Mathias.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

James B. Hovis and Anne P. Hovis are husband and wife.

ITEM 13.	EXHIBITS

(a) (2) Exhibits

A list and description of exhibits filed as part of this Form 10-KSB is provided in the attached Exhibit Index.

Item 27. Exhibits.

3.01*	Certificate of Incorporation of the Company.

3.02*	Amendment of Certificate of Incorporation.

3.03****	Certificate of Amendment of Certificate of Incorporation.

3.04*	By-Laws of the Company.

3.05*	Form of Certificate of Designation of Series A Preferred Stock.

3.06*	Form of Certificate of Designation of Series B Preferred Stock.

4.01*	Specimen Certificate for shares of Common Stock.

4.04*	Form of Underwriter’s Unit Purchase Option.

10.02*	1996 Stock Plan.

10.07*	Employment Agreement by and between the Company and Robert J. Sipper dated April 4, 1996.

10.12**	Amendment No. 1 to Employment Agreement by and between the Company and Robert J. Sipper dated February 3, 1997.

10.21***	Asset Purchase Agreement by and between Company and The Brooklyn Brewery Corporation dated May 18, 1998.

10.22***	Agreement to Purchase and Market Brand Name and Recipes by and between Leroux Creek Food Corporation and the Company dated June 30, 1998.

10.23****	License Agreement between X-Treem Products Corporation and the Company dated December 1, 1998.

10.24****	Security Agreement between X-Treem Products Corporation and the Company dated December 1, 1998.

10.25****	Promissory Note, dated December 1, 1998, made by the Company in the amount of $100,000.

10.26****	Letter by Company, dated December 23, 1998, exercising Option.

10.27****	Promissory Note, dated December 23, 1999, made by the Company in the amount of $300,000.

10.28****	Bill of Sale dated December 1, 1998.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of of Chief Executive Officer pursuant to18 U.S.C. section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Registrant’s Registration Statement on Form SB-2, and amendments thereto, Registration No. 333-3458 declared effective on July 30, 1996.

**	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 (File No. 0-21079).

***	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 (File No. 0-21079).

****	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 (File No. 0-21079).

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by its auditors during the fiscal years ended March 31, 2006 for: (i) services rendered for the audit of its annual financial statements and the review of its quarterly financial statements, (ii) services by its auditor that are reasonably related to the performance of the audit or review of its financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	March 31, 2006	March 31, 2005
Audit Fees	$102,000	$40,500
Audit related fees
Tax fees	—	—
All other fees	4,400	—
Total fees	$106,400	$40,400

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company’s principal accountants in connection with statutory and regulatory filings or engagements.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company is not required to and does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 13th day of July, 2006.

PHLO CORPORATION

By:	/s/ James B. Hovis
James B. Hovis President & Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature	Title	Date

/s/ James B. Hovis James B. Hovis	President & CEO	July 14, 2006

/s/ Anne P. Hovis Anne P. Hovis	Exec. Vice President, General Counsel & Secretary	July 14, 2006