Form 10QSB
period 2006-06-30
PHLO CORP
filed 2006-08-18
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

       For the quarter ended June 30, 2006 Commission File Number 0-21079

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X | No |_|

 The number of shares outstanding of the issuer's Common Stock as of August 16,
                             2006, is 457,171,550.

                        PHLO CORPORATION AND SUBSIDIARIES

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2006

                                Table of Contents

                                                                    Page to Page
                                                                    ------------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of
            June 30, 2006 (Unaudited)                                   3

         Condensed Consolidated Statements of Operations for the
         three months ended June 30, 2006 and 2005
         (Unaudited)                                                    4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended June 30, 2006 and 2005
          (Unaudited)                                                   5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                    6

Item 2.  Managements' Discussion and Analysis or Plan
         of Operation                                                   9

Item 3.  Controls and Procedures                                        10

PART II.  OTHER INFORMATION                                             11

Item 1.  Legal Proceedings                                              11

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds     11

Item 3.  Exhibits                                                       11

Signature                                                               11

Certifications                                                          12

                        PHLO CORPORATION AND SUBSIDARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                  June 30, 2006

                                     ASSETS
CURRENT ASSETS
   Cash                                                                               8,431
   Accounts Receivable                                                                  655
   Inventory                                                                   $     29,233
                                                                               ------------
           Total Current Assets                                                      38,319

PROPERTY PLANT AND EQUIPMENT, Net                                                     6,827

DEPOSITS                                                                             12,771
                                                                               ------------

TOTAL ASSETS                                                                   $     57,917
                                                                               ============
               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                               $  1,811,498
Accrued expenses and taxes                                                        3,001,102
Notes payable, current portion                                                      626,500
                                                                               ------------

           Total Current Liabilities                                              5,439,100
                                                                               ------------
Total liabilities                                                                 5,439,100
                                                                               ------------

COMMITMENTS AND CONTINGENCIES                                                            --

DEFICIENCY IN STOCKHOLDERS' EQUITY (Note C)

Preferred stock 15,000,000, shares authorized:
Series A convertible stock, $0.0001 par value, 500,000 shares                            50
authorized, issued and outstanding (Liquidation preferences $100,000)
Series B non-convertible stock, 500,000 shares authorized, none issued
and outstanding                                                                          --
Series C preferred convertible stock, $0.0001 par value 3,000,000
authorized, 1,302,304 shares outstanding (Liquidation preference $13,023)               130
Series C preferred convertible stock, 15,298 shares subscribed                            1
Common stock, $0.0001 par value, 250,000,000 shares authorized
395,801,259 shares issued and outstanding                                            39,580
Common stock, $0.0001 par value, 16,264,986 shares subscribed                         1,627
Additional paid-in capital                                                       15,665,852
Accumulated deficit                                                             (21,088,423)
                                                                               ------------
           Total Deficiency in Stockholders' Equity                              (5,381,183)
                                                                               ------------
TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY                       $     57,917
                                                                               ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                For the Three Months Ended June 30, 2006 and 2005

                                                 Three Months  Three Months
                                               --------------------------------
                                                   2006               2005
                                               -------------      -------------
REVENUES                                       $         875      $          --

COST OF REVENUES                                          --                 --
                                               -------------      -------------
GROSS PROFIT                                             875                 --

OPERATING COSTS AND EXPENSES
   General and Administrative                        420,110            434,732
   Research and Development                           25,000             24,144
                                               -------------      -------------

   LOSS FROM OPERATIONS                             (444,235)          (458,876)
                                               -------------      -------------
OTHER (EXPENSES)

  Financing Cost                                     (33,396)          (147,377)
  Interest expense                                   (16,838)           (19,806)
                                               -------------      -------------

   TOTAL OTHER (EXPENSES)                            (50,234)          (167,183)
                                               -------------      -------------
   LOSS BEFORE INCOME TAXES                         (494,469)          (626,059)

INCOME TAXES                                              --                 --
                                               -------------      -------------

NET LOSS                                       $    (494,469)     $    (626,059)
                                               =============      =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       417,514,475        254,183,421
                                               =============      =============

NET LOSS PER SHARE (BASIC AND DILUTED)         $       (0.00)     $       (0.00)
                                               =============      =============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                For the Three Months Ended June 30, 2006 and 2005

                                                                         2006            2005
                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $  (494,469)    $  (626,059)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock reimbursement to shareholder                                 33,396         127,376
Common stock issued for services                                              --          80,000
Warrants issued for services                                                  --          21,000
Warrants issued for financing expense                                         --          20,000
Depreciation and amortization                                                616             616

Changes in operating assets and liabilities:
         Inventory                                                       (29,233)
         Accounts receivable                                                 612              --
         Settlement receivable                                            45,000              --
         Other receivable                                                  6,964
         Accounts payable                                                295,364         123,230
         Accrued expenses and taxes                                       94,681          56,337
                                                                     -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES                                    (47,069)       (197,500)
                                                                     -----------     -----------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from revolving credit line                                           --         130,000
Proceeds from sale and subscription of equity
 securities                                                               55,500          67,500
                                                                     -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 55,500         197,500
                                                                     -----------     -----------

NET INCREASE IN CASH                                                 $     8,431     $        --

Cash and cash equivalents, beginning of the period                            --              --
                                                                     -----------     -----------
Cash and cash equivalents, end of the period                         $     8,431     $        --
                                                                     ===========     ===========

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for interest                            $        --     $        --
  Income taxes paid                                                           --              --

Non-Cash Financing Activities:
   Common stock issued in exchange for accrued interest
    and accrued liabilities                                                   --           1,917
   Common stock issued in exchange for revolving credit
    line                                                                      --          43,584

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information refer to the consolidated financial statements and footnotes thereto included in the Phlo Corporation and Subsidiaries' annual report on Form 10-KSB for the year ended March 31, 2006.

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

Stock-based Compensation

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board ("FASB") Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

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

The Company has no awards of stock-based employee compensation issued and outstanding at June 30, 2006 and 2005.

Reclassifications

Certain reclassifications have been made in prior period's financial statements to conform to classifications used in the current period.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE B - REVOLVING CREDIT FACILITY

In June, 2002, the Company closed a revolving credit facility with a one-year term which provides for advances of up to a maximum principal amount of $250,000, at the option of the lender, at an interest rate of 10% per annum, with each advance payable within 30 days. At March 31, 2006, the Company had repaid in full the outstanding balance of interest and accrued principal and interest.

During the term of the credit facility, the lender exercised its rights provided by the loan documents to sell shares of Common Stock that were previously issued and pledged as collateral for the repayment of advances pursuant to the credit facility. During the quarter ended June 30, 2006, the lender paid $6,964 in excess proceeds from the liquidation of stock to the Company.

Also during the quarter ended June 30, 2006, the lender exercised its rights under the terms of the credit facility to take title to 10,521,000 shares of Common Stock which had served as collateral under the facility but which were not liquidated. During the quarter ended June 30, 2006, the lender returned to the Company 7,500,000 shares of Common Stock that had served as collateral under the facility. The return of these shares reduced the number of the Company's outstanding shares of Common Stock.

NOTE C - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with 500,000 shares designated as Series A convertible preferred stock with par value of $.0001 per share; 500,000 shares designated as Series B non-convertible preferred stock with par value of $0.0001 per share; and 3,000,000 shares designated as Series C convertible preferred stock with par value of $.0001 per share. The Company also has authorized 250,000,000 shares of common stock with par value $0.0001 per share (the "Common Stock").

Each share of Series C Preferred Stock initially was convertible into 100 shares of Common Stock without the payment of any additional consideration at any time after September 30, 2001. However, the conversion rate is subject to adjustment in the case of certain corporate transactions or events, including stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution of the Common Stock; reorganizations, mergers consolidations or sale of assets; and the sale of shares of Common Stock at a price that is less than the then-effective Series C Conversion Price. In the event of a sale of shares of Common Stock at a price that is less than the then-effective Series C Conversion Price, then, in each such event, an adjustment to such conversion price is made to allow the holder of the Series C Preferred Stock to convert into shares of Common Stock at a rate greater than the rate effective immediately preceding such issuance. Currently, as a result of the foregoing applicable adjustments, each share of Series C Preferred Stock is convertible into 490 shares of Common Stock.

During the fiscal year ended March 31, 2006, the Company's Board of Director's voted to amend the Company's articles of incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 600,000,000. The board of directors' vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company's articles of incorporation.

As of June 30, 2006, the Company has 500,000 shares of Series A convertible preferred stock, 1,302,304 shares of Series C convertible preferred stock, and 395,801,259 shares of Common Stock issued and outstanding. The Company has no Series B non-convertible preferred stock issued and outstanding at June 30, 2006.

In the fiscal quarter ended June 30, 2006, in consideration of $55,500, the Company agreed to issue 2,493,332 shares of Common Stock (of which 1,993,332 were issued in the quarter) and agreed to issue warrants to purchase 750,000 shares of Common Stock at an exercise price of $0.05 per share. Additionally, the Company agreed to issue 1, 284,444 shares of Common Stock to officers of the Company in connection with such financing and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy obligations of the Company (of which 951,112 were issued in the quarter). The Company accounted for and charged to operation such shares in the amount of $33,396, which approximated the fair value of the Common Stock at the time the shares were issued. In the fiscal quarter ended June 30, 2006, the Company issued a previously-subscribed warrant to purchase 1,250,000 shares of Common Stock at an exercise price of $0.03. The value of such warrant had been accounted for and charged to operations in the prior fiscal year.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE D - OTHER ASSETS AND LIABILITIES

In the fiscal year ended March 31, 2004, the Company entered into an agreement with a company which is providing services to the Company related to the enhancement of the Company's biotechnologies, including the supervision of further research and development, protocols, and testing pertaining to the enhancement and protection of the intellectual property related thereto and the commercialization, production, marketing and distribution of the products containing such biotechnologies. In conjunction therewith, the Company made payments thereto of $42,576 during the quarter ended June 30, 2006 to be used for the activities set forth above. During the fiscal quarter ended June 30, 2006, all of the funds advanced had been expended. The Company included a $66,071 payable to such company in its current liabilities. Additionally, the Company agreed to pay to the other party two percent of net revenues generated by the sale of products with respect to which the company provided services under the agreement during the term of the agreement, subject to certain limitations set forth therein.

NOTE E - COMMITMENTS AND CONTINGENCIES

Litigation

The Securities and Exchange Commission instituted public administrative and cease and desist proceedings against Phlo Corporation ("Phlo"), its President James B. Hovis, and its Executive Vice President, Anne P. Hovis, on April 21, 2005, alleging violations by Phlo Corporation related to certain transfer agent regulations and related to the late filing of its required periodic reports. The Company disputed the allegations and vigorously defended the SEC action. Additionally, the Company became completely current in its financial reporting prior to the issuance of an initial decision on this matter.

On February 17, 2006, an Initial Decision was rendered by the Administrative Law Judge ("ALJ") in the matter. The ALJ determined that the registration Phlo's public securities should not be revoked. He entered cease and desist orders with respect to Phlo and James Hovis against future violations of reporting requirements. With respect to alleged transfer agent violations, the ALJ revoked Phlo's status as transfer agent and entered a cease and desist order against Phlo and Anne Hovis against future violations and barred Anne Hovis from future association with a transfer agent. The ALJ also assessed civil penalties against Phlo in the amount of $100,000, against James Hovis in the amount of $25,000, and against Anne Hovis in the amount of $50,000.

The Company has appealed the Initial Decision, which stays the sanctions imposed for the duration of the appeal. Among other things, the Company argued that the ALJ had no jurisdiction to impose a fine against James Hovis; that many of the ALJ's findings of fact were wrong in light of the evidence presented; that fines against Anne Hovis and Phlo were unduly harsh in light of the evidence; and that the ALJ ignored the SEC's burden of proof. All appeal briefs have been filed by both sides. While the Company can make no assurances with respect to the outcome of this matter, management believes the ultimate disposition of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operation.

The Company is a party to certain other legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE F - SUBSEQUENT EVENTS

Equity

Subsequent to the date of the financial statements, the Company issued 1,818,182 shares of stock in conjunction with an agreement; 30,252,110 shares of Common Stock to a shareholders upon their conversion of 61,739 shares of Series C Convertible Preferred Stock; 9,090,909 shares of Common Stock in conjunction with an agreement; 1,300,000 shares of Common Stock previously subscribed and issued a previously-subscribed warrant to purchase 500,000 shares of Common Stock at an exercise price of $0.05 per share. Additionally, in consideration of $82,000, the Company issued 18,909,091 shares of Common Stock and a warrant to purchase 2,000,000 shares of Common Stock at an exercise price of $0.05 per share.

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

OVERVIEW

The following discussion of the Company's financial condition as of June 30, 2006 and results of operations for the three months ended June 30, 2006 and 2005 includes Phlo Corporation and its affiliates (collectively, the "Company") and should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this 10-QSB.

RECENT DEVELOPMENTS

During the fiscal quarter ended June 30, 2006, the Company announced that has commenced online sales through its website, and initial revenue has been generated therefrom. Previously, the Company announced that it has commenced initial sales to the athletic departments of colleges and universities of its AQUIS(TM) Rapid Response Rehydration product line, which contains the Company's MEDS (Micro-Encapsulation Delivery System) biologically-active delivery technology. This technology creates immediate absorption of the electrolyte payload into the bloodstream, beginning through the mucous membranes of the mouth.

During the fiscal year ended March 31, 2006, the Company improved the technology contained in its AQUIS(TM) beverages, by significantly reducing the size of the vesicles contained in its delivery system as a result of its enhanced nano-technology. These nano-particles increase the effectiveness of AQUIS(TM) and substantially increase the speed of delivery of electrolytes. The Company's VEP/PPC technology is an integral part of its AQUIS(TM) beverages, which creates potent cell protection and repair in addition to rapid rehydration. This is particularly important to athletes, who create significant cell damage during strenuous physical exertion. To reflect the material improvements in its beverages, the Company has also completely revised the packaging of its new AQUIS(TM) beverage products.

During the fiscal year ended March 31, 2006, the Company's Board of Director's voted to amend the Company's articles of incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 600,000,000. The board of directors' vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company's articles of incorporation.

RESULTS OF OPERATIONS

During the quarter ended June 30, 2006, the Company generated revenue of $875 and reported no direct cost of sales, as compared with no revenue and no cost of sales during the three month periods ended June 30, 2005. The selling, general and administrative expenses for the three month period ended June 30, 2006 were $420,110, as compared to $434,732 for the comparable three month period during 2005. The Company incurred research and development costs of $25,000 during the three month period ended June 30, 2006, as compared with $24,144 for the comparable three month period during 2005. The Company's operating loss was $444,235 for the three month period ended June 30, 2006, as compared with an operating loss of $458,876 for the comparable period ended June 30, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit increased by $404,957 during the three month period ended June 30, 2006, to $5,400,781. In addition, the Company's Stockholders' Deficiency increased from $4,975,610 to $5,381,183 during the same three-month period.

During the fiscal year ending March 31, 2007 and beyond, the Company is taking steps to reduce or eliminate the Stockholders' Deficiency and to create a positive working capital position. The Company believes it is more likely than in prior years to raise substantial financing as a result of the prospects for national and global distribution of its products through joint venture undertakings with entities possessing marketing and distribution infrastructure and capabilities, the existence of products containing commercialized biotechnology, the prospects for numerous additional products based on the Company's biotechnology foundation, and significantly increased scientific and commercialization capabilities. Finally, the Company has taken steps to convert certain existing debts into equity and will continue to pursue these steps.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

The Securities and Exchange Commission instituted public administrative and cease and desist proceedings against Phlo Corporation ("Phlo"), its President James B. Hovis, and its Executive Vice President, Anne P. Hovis, on April 21, 2005, alleging violations by Phlo Corporation related to certain transfer agent regulations and related to the late filing of its required periodic reports. The Company disputed the allegations and vigorously defended the SEC action. Additionally, the Company became completely current in its financial reporting prior to the issuance of an initial decision on this matter.

On February 17, 2006, an Initial Decision was rendered by the Administrative Law Judge ("ALJ") in the matter. The ALJ determined that the registration Phlo's public securities should not be revoked. He entered cease and desist orders with respect to Phlo and James Hovis against future violations of reporting requirements. With respect to alleged transfer agent violations, the ALJ revoked Phlo's status as transfer agent and entered a cease and desist order against Phlo and Anne Hovis against future violations and barred Anne Hovis from future association with a transfer agent. The ALJ also assessed civil penalties against Phlo in the amount of $100,000, against James Hovis in the amount of $25,000, and against Anne Hovis in the amount of $50,000.

The Company has appealed the Initial Decision, which stays the sanctions imposed for the duration of the appeal. Among other things, the Company argued that the ALJ had no jurisdiction to impose a fine against James Hovis; that many of the ALJ's findings of fact were wrong in light of the evidence presented; that fines against Anne Hovis and Phlo were unduly harsh in light of the evidence; and that the ALJ ignored the SEC's burden of proof. All appeal briefs have been filed by both sides. While the Company can make no assurances with respect to the outcome of this matter, management believes the ultimate disposition of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operation.

The Company is a party to certain other legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company issued shares of its Common Stock as follows:

In the fiscal quarter ended June 30, 2006, in consideration of $55,500, the Company agreed to issue 2,493,332 shares of Common Stock (of which 1,993,332 were issued in the quarter) and agreed to issue warrants to purchase 750,000 shares of Common Stock at an exercise price of $0.05 per share. Additionally, the Company agreed to issue 1, 284,444 shares of Common Stock to officers of the Company in connection with such financing and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy obligations of the Company (of which 951,112 were issued in the quarter). The Company also issued a previously-subscribed warrant to purchase 1,250,000 shares of Common Stock at an exercise price of $0.03. The Company has relied on exemptions from the registration requirements of the Securities Act of 1933, as amended.

ITEM 3. EXHIBITS

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                Phlo Corporation


August 18, 2006                        By: /s/ James B. Hovis
                                           ------------------------------------
                                           James B. Hovis
                                           President and Chief Executive Officer