Form 10QSB
period 2006-09-30
PHLO CORP
filed 2006-11-20
CIK 1012130

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

     For the quarter ended September 30, 2006 Commission File Number 0-21079

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | X | No | |


          The number of shares outstanding of the issuer's common stock as of November 15, 2006, is 492,204,879.

                        PHLO CORPORATION AND SUBSIDIARIES
                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2006

                                Table of Contents


                                                                    Page to Page
                                                                    ------------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of
            September 30, 2006 (Unaudited)                                    3

         Condensed Consolidated Statements of Operations for the
         three and six months ended September 30, 2006 and 2005
         (Unaudited)                                                          4

         Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2006 and 2005
          (Unaudited) 5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                          6

Item 2.  Managements' Discussion and Analysis or Plan
         of Operation                                                         9

Item 3.  Controls and Procedures                                             11

PART II.  OTHER INFORMATION                                                  12

Item 1.  Legal Proceedings                                                   12

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds          12

Item 3.  Exhibits                                                            13


Signature                                                                    13

Certifications                                                               14

                        PHLO CORPORATION AND SUBSIDARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                               September 30, 2006

                                     ASSETS

CURRENT ASSETS
   Inventory                                                              $     36,343
   Accounts Receivable                                                           1,111
                                                                          ------------
           Total Current Assets                                                 37,454

PROPERTY PLANT AND EQUIPMENT, Net                                                6,211

SECURITY DEPOSITS                                                                4,100
                                                                          ------------

TOTAL ASSETS                                                              $     47,765
                                                                          ============

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                          $  1,910,245
Accrued expenses and taxes                                                   2,990,338
Notes payable, current portion                                                 626,500
                                                                          ------------

           Total Current Liabilities                                         5,527,083
                                                                          ------------
Total liabilities                                                            5,527,083
                                                                          ------------

COMMITMENTS AND CONTINGENCIES                                                       --

DEFICIENCY IN STOCKHOLDERS' EQUITY (Note C)

Preferred stock, 15,000,000 shares authorized:
Series A convertible stock, $0.0001 par value, 500,000 shares                       50
authorized, issued and outstanding (Liquidation preferences $100,000)
Series B non-convertible stock, 500,000 shares authorized,
none issued and outstanding                                                         --
Series C preferred convertible stock, $0.0001 par value 3,000,000
authorized, 1,240,565 shares outstanding (Liquidation preference $12,406)          124
Series C preferred convertible stock, 15,298 shares subscribed                       1
Common stock, $0.0001 par value, 250,000,000 shares authorized
477,204,879 shares issued and outstanding                                       47,720
Common stock, $0.0001 par value, 14,131,654 shares subscribed                    1,414
Additional paid-in capital                                                  16,108,915
Accumulated deficit                                                        (21,637,542)
                                                                          ------------
           Total Deficiency in Stockholders' Equity                         (5,479,318)
                                                                          ------------
TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY                  $     47,765
                                                                          ============




   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
         For the Three and Six Months Ended September 30, 2006 and 2005



                                                    Three months ended September 30,   Six months ended September 30,
                                                    --------------------------------   -----------------------------
                                                         2006              2005             2006           2005
                                                        ------            ------           ------         ------
REVENUES                                            $        748                 --      $     1,623             --

COST OF REVENUES                                             168                 --              168             --
                                                    ------------       ------------      -----------    -----------
GROSS PROFIT                                                 580                 --            1,455             --


OPERATING COSTS AND EXPENSES
   General and Administrative                            289,450            254,066         709,560         688,798
   Research and development                               30,000                 --           55,000         24,144
                                                      ----------       ------------      -----------    -----------

   LOSS FROM OPERATIONS                                 (318,870)          (254,066)       (763,105)       (712,942)
                                                       ---------       ------------      -----------    -----------

OTHER (EXPENSES)

   Other Financing Cost                                 (213,412)          (182,243)        (246,808)      (329,620)
   Interest expense, net                                 (16,837)           (19,966)         (33,675)       (39,772)
                                                      ----------       ------------      -----------    -----------

   TOTAL OTHER (EXPENSES)                               (230,249)          (202,209)        (280,483)      (369,392)
                                                      ----------       ------------      -----------    -----------

   LOSS BEFORE INCOME TAXES                             (549,119)          (456,275)      (1,043,588)    (1,082,334)

INCOME TAXES                                                  --                 --               --             --
                                                    ------------       ------------      -----------    -----------

NET LOSS                                            $   (549,119)      $   (456,275)     $(1,043,588)   $(1,082,334)
                                                    ============       ============      ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           455,951,670        289,283,484      433,108,584    271,829,354
                                                    ============       ============      ===========    ===========

NET (LOSS) PER SHARE (BASIC AND DILUTED)            $      (0.00)      $      (0.00)     $     (0.00)      $ (0.00)
                                                    ============       ============      ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
              For the Six Months Ended September 30, 2006 and 2005

                                                           2006         2005
                                                         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(1,043,588) $(1,082,334)

Adjustments to reconcile net loss to net
  cash used in operating activities:
Common stock reimbursement to shareholder                  246,808      309,619
Common stock issued for services                           103,150       80,000
Warrants issued for services                                 7,922       21,000
Warrants issued for financing expense                           --       20,000
Depreciation and amortization                                1,232        1,232

Changes in operating assets and liabilities:
         Prepaid expense                                        --      (80,519)
         Inventory                                         (36,343)          --
         Accounts receivable                                   156           --
         Settlement receivable                              55,000           --
         Other receivable                                    6,964           --
         Accounts payable                                  394,111      156,652
         Accrued expenses and taxes                         92,588      116,350
                                                         ---------   ----------
NET CASH USED IN OPERATING
ACTIVITIES                                                (172,000)    (458,000)
                                                         ---------   ----------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment                                           --           --
                                                         ---------   ----------
NET CASH USED IN INVESTING ACTIVITIES                           --           --
                                                         ---------   ----------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from revolving credit line                             --      140,000
Proceeds from sale and subscription of equity
 securities                                                172,000      318,000
                                                         ---------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  172,000      458,000
                                                         ---------   ----------

NET DECREASE IN CASH                                     $      --    $      --

Cash and cash equivalents, beginning of the period              --           --
                                                         ---------   ----------
Cash and cash equivalents, end of the period             $      --    $      --
                                                         =========   ==========
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for interest                $      --    $      --
  Income taxes paid                                      $      --           --

  Non-Cash Financing Activities:
  Common stock issued in exchange for accrued interest
   and accrued liabilities                                      --        5,207
  Common stock issued in exchange for revolving credit
   line                                                         --       83,181
  Warrants issued for deferred compensation                     --       27,800
  Subscription receivable on settlement                         --       80,000




   The accompanying notes are an integral part of these financial statements.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information refer to the consolidated financial statements and footnotes thereto included in the Phlo Corporation and Subsidiaries' annual report on Form 10-KSB for the year ended March 31, 2006.

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

The Company has no awards of stock-based employee compensation issued and outstanding at September 30, 2006 and 2005.

Reclassifications

Certain reclassifications have been made in prior period's financial statements to conform to classifications used in the current period.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

NOTE B - REVOLVING CREDIT FACILITY

In June, 2002, the Company closed a revolving credit facility with a one-year term which provides for advances of up to a maximum principal amount of $250,000, at the option of the lender, at an interest rate of 10% per annum, with each advance payable within 30 days. At March 31, 2006, the Company had repaid in full the outstanding balance of principal and accrued interest.

During the term of the credit facility, the lender has exercised its rights provided by the loan documents to sell shares of Common Stock that were previously issued and pledged as collateral for the repayment of advances pursuant to the credit facility. During the six-month period ended September 30, 2006, the lender paid $6,964 in excess proceeds from the liquid of stock to the Company.

Also during the six-month period ended September 30, 2006, the lender exercised its rights under the terms of the credit facility to take title to 10,521,000 shares of Common Stock which had served as collateral under the facility but which were not liquidated. During the quarter ended June 30, 2006, the lender returned to the Company 7,500,000 shares of Common Stock that had served as collateral under the facility. The return of these shares reduced the number of the Company's outstanding shares of Common Stock.
..
NOTE C - CAPITAL STOCK

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

As of September 30, 2006, the Company has 500,000 shares of Series A convertible preferred stock, 1,240,565 shares of Series C convertible preferred stock, and 477,204,879 shares of common stock issued and outstanding. The Company has no Series B non-convertible preferred stock issued and outstanding at September 30, 2006.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

NOTE C - CAPITAL STOCK (Continued)

In the fiscal quarter ended June 30, 2006, in consideration of $55,500, the Company agreed to issue 2,493,332 shares of Common Stock (of which 1,993,332 shares were issued during the quarter ended June 30, 2006, and 500,000 shares were issued during the quarter ended September 30, 2006) and agreed to issue warrants to purchase 750,000 shares of Common Stock at an exercise price of $0.05 per share (all of which were issued as of September 30, 2006). Additionally, the Company agreed to issue 1, 284,444 shares of Common Stock to officers of the Company in connection with such financing and in consideration of guarantees and supplying of shares of stock as collateral which were used to satisfy obligations of the Company (of which 951,112 shares were issued during the quarter ended June 30, 2006, and 333,332 shares were issued during the quarter ended September 30, 2006). The Company accounted for and charged to operation such shares in the amount of $33,396, which approximated the fair value of the Common Stock at the time the shares were issued.

In the fiscal quarter ended June 30, 2006, the Company issued a previously-subscribed warrant to purchase 1,250,000 shares of Common Stock at an exercise price of $0.03. The value of such warrant had been accounted for and charged to operations in the prior fiscal year.

In the quarter ended September 30, 2006, the Company issued 1,300,000 shares of Common Stock previously subscribed.

In the quarter ending September 30, 2006, the Company issued 30,252,110 shares of Common Stock to shareholders upon their conversion of 61,739 shares of Series C Convertible Preferred Stock.

In the quarter ended September 30, 2006, in consideration of $116,500, the Company issued 15,459,998 shares of Common Stock and warrants to purchase 4,289,166 shares of Common Stock at exercise prices ranging from $0.03 to $0.05. The Company issued 1,000,000 shares of Common Stock and a warrant to purchase 1,087,500 shares of stock at an exercise price of $0.03 for services rendered, and issued 10,500,000 shares of Common Stock pursuant to agreements involving, among other things, services rendered to the Company. The shares issued for services were valued at $103,150 and the warrants issued for services were valued at $7,921 using the Black-Scholes model with the following assumptions:
(1) dividend yield of 0%; (2) expected volatility of 342%; (3) risk-free interest rate of 5%; and (4) expected life of two years. Additionally, the Company issued 22, 058,181 shares of Common Stock to officers of the Company in connection with such financings and in consideration of guarantees and supplying of shares of stock as collateral which were used to satisfy obligations of the Company. The Company accounted for and charged to operation such shares in the amount of $213,413, which approximated the fair value of the Common Stock at the time the shares were issued.

NOTE D - COMMITMENTS AND CONTINGENCIES

Litigation

A Phlo affiliate is currently engaged in litigation with a contract research and development facility. Such affiliate terminated its agreement with the R&D facility, asserting that the facility had breached its agreement with the Company and committed fraud, and the Company demanded payment from the R&D facility as required by the agreement. Phlo is not a party to this litigation, was not a party to the contract at issue, and no claims have been made against Phlo. The Company insisted that an independent scientific lab perform an audit of the work allegedly performed by the R&D facility for the Company (for which the Company has rendered substantial consideration, including $225,000 in cash). As a defensive measure, the R&D facility initiated legal action claiming wrongful termination. The Company has asserted as counterclaims breach of contract, fraud, and negligence. As Advanced Bio-Delivery, the operating entity involved in the litigation, has been dissolved by operation of the provisions of its operating agreement and is no longer conducting business, the Company did not continue to dedicate additional financial resources to the defense of the claims and the prosecution of its counterclaims. Therefore, a decision was entered by a Delaware Court of Chancery in the fiscal quarter ended September 30, 2006, that the plaintiff's allegations are true. A decision has not yet been rendered with respect to the amount of damages, if any, suffered by the plaintiff or with respect to what relief, if any, may be awarded. Management believes that grounds for appeal currently exist which may be asserted once a final determination is made in the case. Management is uncertain as to the final outcome of this matter and, therefore, is unable currently to assess any potential material adverse effect on the Company's consolidated financial position or results of operations that may result from this litigation.

                        PHLO CORPORATION AND SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

NOTE D - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation  (continued)

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

NOTE E - SUBSEQUENT EVENTS

Equity

Subsequent to the quarter ended September 30, 2006, in consideration of $153,000, the Company agreed to issue 42,277,833 shares of Common Stock (15,000,000 of which were issued by the filing date hereof) and warrants to purchase 3,000,000 shares of Common Stock at an exercise price of $0.02 per share, which has not yet been issued.


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

OVERVIEW

The following discussion of the Company's financial condition as of September 30, 2006 and results of operations for the three and six months ended September 30, 2006and 2005 includes Phlo Corporation and its affiliates (collectively, the "Company") and should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this 10-QSB.

RECENT DEVELOPMENTS

During the fiscal quarter ended June 30, 2006, the Company announced that it had commenced online sales of its AQUIS(TM) Rapid Response Rehydration product through its website, and initial revenue has been generated therefrom in the three and six month periods ended September 30, 2006. The AQUIS(TM) product line contains the Company's MEDS (Micro-Encapsulation Delivery System) biologically-active delivery technology. This technology creates immediate absorption of the electrolyte payload into the bloodstream, beginning through the mucous membranes of the mouth.

During the latter part of the fiscal year ended March 31, 2006, the Company developed a new delivery system for its AQUIS(TM) beverages and a new method of producing such delivery system. Among other things, the Company significantly reduced the size of the vesicles contained in its delivery system as a result of its enhanced nano-technology. These nano-particles increase the effectiveness of AQUIS(TM) and substantially increase the speed of delivery of electrolytes. In addition, the Company's VEP/PPC technology is now an integral part of its AQUIS(TM) beverages, which provides potent cell protection and repair in addition to rapid rehydration. This is particularly important to athletes, who sustain significant cell damage during strenuous physical exertion. To reflect the significant changes in its beverages, the Company has also completely changed the packaging of its new AQUIS(TM) beverage products.

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

Subsequent to the quarter ended September 30, 2006, the Company has established distribution capabilities related to AQUIS(TM) in certain domestic and international markets in the elite athlete market segment, primarily in the areas of organized sports, team sales, sales at sporting events, and institutional sales.

RESULTS OF OPERATIONS

The Company had revenues of $748 and $1,623, respectively, and cost of sales of $168 and $168, respectively, during the three and six-month periods ended September 30, 2006, as compared with no revenue and no cost of sales for the three and six-month periods ended September 30, 2005. The selling, general and administrative expenses for the three and six month periods ended September 30, 2006 were $289,450 and $709,560, respectively, as compared to $254,066 and $688,798 for the comparable three and six month periods during 2005. The Company incurred research and development costs of $30,000 and $55,000, respectively, during the three and six month periods ended September 30, 2006, as compared with $0 and $24,144 for the comparable three and six month periods during 2005.

The Company's loss from operations was $318,870 and $763,105, respectively, for the three and six-month periods ended September 30, 2006, as compared with an operating loss of $254,066 and $712,942 for the comparable three and six month periods ended September 30, 2005.

The Company's proprietary biotechnology base (including its commercialization and manufacturing capabilities related thereto), the products generated therefrom, and the access to major markets as a result thereof represent the core of the Company's business plan, which emphasizes the building of major, long-term fundamental value. Although the process of executing this business plan requires significant time, the Company should be able to produce over the long term significantly greater positive operating results and greater shareholder value than would otherwise be possible.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit increased $493,805 during the six-month period ended September 30, 2006, to $5,489,629. In addition, the Company's Stockholders' Deficiency increased from $4,975,610 to $5,479,318 during the same six-month period.

During the fiscal year ending March 31, 2007 and beyond, the Company is taking steps to reduce or eliminate the Stockholders' Deficiency and to create a positive working capital position. The Company believes it is more likely than in prior years to raise substantial financing as a result of its prospects for national and global distribution of its products through joint venture undertakings with entities possessing marketings and distribution infrastructure and capabilities, the existence of products containing commercialized biotechnology, the prospects for numerous additional products based on the Company's biotechnology foundation, and significantly increased scientific and commercialization capabilities. Finally, the Company has taken steps to convert certain existing debt into equity and will continue to pursue these steps.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

A Phlo affiliate is currently engaged in litigation with a contract research and development facility. Such affiliate terminated its agreement with the R&D facility, asserting that the facility had breached its agreement with the Company and committed fraud, and the Company demanded payment from the R&D facility as required by the agreement. Phlo is not a party to this litigation, was not a party to the contract at issue, and no claims have been made against Phlo. The Company insisted that an independent scientific lab perform an audit of the work allegedly performed by the R&D facility for the Company (for which the Company has rendered substantial consideration, including $225,000 in cash). As a defensive measure, the R&D facility initiated legal action claiming wrongful termination. The Company has asserted as counterclaims breach of contract, fraud, and negligence. As Advanced Bio-Delivery, the operating entity involved in the litigation, has been dissolved by operation of the provisions of its operating agreement and is no longer conducting business, the Company did not continue to dedicate additional financial resources to the defense of the claims and the prosecution of its counterclaims. Therefore, a decision was entered by a Delaware Court of Chancery in the fiscal quarter ended September 30, 2006, that the plaintiff's allegations are true. A decision has not yet been rendered with respect to the amount of damages, if any, suffered by the plaintiff or with respect to what relief, if any, may be awarded. Management believes that grounds for appeal currently exist which may be asserted once a final determination is made in the case. Management is uncertain as to the final outcome of this matter and, therefore, is unable currently to assess any potential material adverse effect on the Company's consolidated financial position or results of operations that may result from this litigation.

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

On February 17, 2006, an Initial Decision was rendered by the Administrative Law Judge ("ALJ") in the matter. The ALJ determined that the registration of Phlo's public securities should not be revoked. He entered cease and desist orders with respect to Phlo and James Hovis against future violations of reporting requirements. With respect to alleged transfer agent violations, the ALJ revoked Phlo's status as transfer agent and entered a cease and desist order against Phlo and Anne Hovis against future violations and barred Anne Hovis from future association with a transfer agent. The ALJ also assessed civil penalties against Phlo in the amount of $100,000, against James Hovis in the amount of $25,000, and against Anne Hovis in the amount of $50,000.

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


ITEM 2.     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company issued shares of its common stock as follows:

In the fiscal quarter ended June 30, 2006, in consideration of $55,500, the Company agreed to issue 2,493,332 shares of Common Stock (of which 1,993,332 shares were issued during the quarter ended June 30, 2006, and 500,000 shares were issued during the quarter ended September 30, 2006) and agreed to issue warrants to purchase 750,000 shares of Common Stock at an exercise price of $0.05 per share (all of which were issued as of September 30, 2006). Additionally, the Company agreed to issue 1, 284,444 shares of Common Stock to officers of the Company in connection with such financing and in consideration of guarantees and supplying of shares of stock as collateral which were used to satisfy obligations of the Company (of which 951,112 shares were issued during the quarter ended June 30, 2006, and 333,332 shares were issued during the quarter ended September 30, 2006).

In the fiscal quarter ended June 30, 2006, the Company issued a previously-subscribed warrant to purchase 1,250,000 shares of Common Stock at an exercise price of $0.03.

In the quarter ended September 30, 2006, the Company issued 1,300,000 shares of Common Stock previously subscribed.

In the quarter ending September 30, 2006, the Company issued 30,252,110 shares of Common Stock to shareholders upon their conversion of 61,739 shares of Series C Convertible Preferred Stock.

In the quarter ended September 30, 2006, in consideration of $116,500, the Company issued 15,459,998 shares of Common Stock and warrants to purchase 4,289,166 shares of Common Stock at exercise prices ranging from $0.03 to $0.05. The Company issued 1,000,000 shares of Common Stock and a warrant to purchase 1,087,500 shares of stock at an exercise price of $0.03 for services rendered, and issued 10,500,000 shares of Common Stock pursuant to agreements involving, among other things, services rendered to the Company. Additionally, the Company issued 22, 058,181 shares of Common Stock to officers of the Company in connection with such financings and in consideration of guarantees and supplying of shares of stock as collateral which were used to satisfy obligations of the Company.


ITEM 3.     EXHIBITS

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Phlo Corporation

November 20, 2006                     By:  /s/ James B. Hovis
                                         --------------------------------------
                                          James B. Hovis
                                          President and Chief Executive Officer