Form 10QSB
period 2006-12-31
PHLO CORP
filed 2007-02-23
CIK 1012130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the quarter ended December 31, 2006 Commission File Number 0-21079

PHLO CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	11-3314168
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6001-21 Argyle Forest Blvd.
PMB #117
Jacksonville, Florida	32244-5705
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (973) 691-9012

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |  |

The number of shares outstanding of the issuer's common stock as of February 16, 2006, is 579,552,210.

PHLO CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-QSB for the
Quarterly Period Ending December 31, 2006

Table of Contents

PHLO CORPORATION AND SUBSIDARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
December 31, 2006

ASSETS
CURRENT ASSETS
Cash	$336,363
Inventory	83,651
Accounts Receivable	3,338

Total Current Assets	423,352

PROPERTY PLANT AND EQUIPMENT, Net	5,594

SECURITY DEPOSITS	4,898

TOTAL ASSETS	$433,844

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,866,941
Accrued expenses and taxes	3,026,448
Notes payable, current portion	681,500

Total Current Liabilities	5,574,889

Total liabilities	5,574,889

COMMITMENTS AND CONTINGENCIES	--

DEFICIENCY IN STOCKHOLDERS' EQUITY (Note C)

Preferred stock, 15,000,000 shares authorized:
Series A convertible stock, $0.0001 par value, 500,000 shares	50
authorized, issued and outstanding (Liquidation preferences $100,000)
Series B non-convertible stock, 500,000 shares authorized,
none issued and outstanding	--
Series C preferred convertible stock, $0.0001 par value 3,000,000
authorized, 1,240,565 shares outstanding (Liquidation preference $12,406)	124
Series C preferred convertible stock, 15,298 shares subscribed	1
Common stock, $0.0001 par value, 250,000,000 shares authorized
574,552,210 shares issued and outstanding	57,455
Common stock, $0.0001 par value, 14,131,654 shares subscribed	1,414
Additional paid-in capital	17,826,504
Accumulated deficit	(23,026,593)

Total Deficiency in Stockholders' Equity	(5,141,045)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$433,844

The accompanying notes are an integral part of these financial statements.

PHLO CORPORATION AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended December 31, 2006 and 2005

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005

REVENUES	$3,100	$722	$4,723	$722

COST OF REVENUES	3,045	1,501	3,213	1,501

GROSS PROFIT	55	(779)	1,510	(779)

OPERATING COSTS AND EXPENSES
General and Administrative	299,785	408,667	1,009,345	1,097,465
Research and development	52,500	--	107,500	24,144

LOSS FROM OPERATIONS	(352,230)	(409,446)	(1,115,335)	(1,122,388)

OTHER (EXPENSES)

Other Financing Cost	(1,018,275)	(475,504)	(1,265,083)	(805,124)
Interest expense, net	(18,546)	(19,544)	(52,221)	(59,316)

TOTAL OTHER (EXPENSES)	(1,036,821)	(495,048)	(1,317,304)	(864,440)

LOSS BEFORE INCOME TAXES	(1,389,051)	(904,494)	(2,432,639)	(1,986,828)

INCOME TAXES	--	--	--	--

NET LOSS	$(1,389,051)	$(904,494)	$(2,432,639)	$(1,986,828)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	541,068,322	372,092,652	469,226,024	305,371,985

NET (LOSS) PER SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

PHLO CORPORATION AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
For the Nine Months Ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,432,639)	$(1,986,826)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock reimbursement to shareholder	1,195,083	781,527
Common stock issued in exchange for other financing expense	--	3,595
Common stock issued for services	198,864	118,000
Warrants issued for services	7,922	21,000
Beneficial conversion feature of notes payable	70,000	--
Warrants issued for financing expense	--	20,000
Depreciation and amortization	1,849	1,849
Interest paid in stock	1,534	--

Changes in operating assets and liabilities:
Prepaid expense	--	(94,292
Inventory	(83,651)	3,438
Accounts receivable	(2,071)	(722
Settlement receivable	55,000	--
Other receivable	6,964	--
Security deposit	(798)
Accounts payable	350,808	122,443
Accrued expenses and taxes	128,698	216,988

NET CASH USED IN OPERATING ACTIVITIES	(502,437)	(793,000

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment	--	--

NET CASH USED IN INVESTING ACTIVITIES	--	--

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable	455,000	--
Proceeds from revolving credit line	--	140,000
Proceeds from sale and subscription of equity securities	383,800	653,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	838,800	793,000

NET INCREASE IN CASH	$336,363	$--

Cash and cash equivalents, beginning of the period	--	--

Cash and cash equivalents, end of the period	$336,363	$--

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$--	$--
Income taxes paid	$--	$--

Non-Cash Financing Activities:
Notes payable settled in common stock	$400,000	$--
Common stock issued in exchange for accrued interest and accrued liabilities	--	8,133
Common stock issued in exchange for revolving credit line	--	87,578
Common stock issued in exchange for other financing expense	--	3,595
Subscription receivable on settlement	--	70,000

The accompanying notes are an integral part of these financial statements.

PHLO CORPORATION AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information refer to the consolidated financial statements and footnotes thereto included in the Phlo Corporation and Subsidiaries' annual report on Form 10-KSB for the year ended March 31, 2006.

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

The Company has no awards of stock-based employee compensation issued and outstanding at December 31, 2006 and 2005.

Reclassifications

Certain reclassifications have been made in prior period’s financial statements to conform to classifications used in the current period.

PHLO CORPORATION AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements and the management believes that the adoption of SFAS 157 will not have a significant impact on its consolidated results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R (‘SFAS 158’).  SFAS 158 changes current practice by requiring employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, on the balance sheet.  The funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets.  SFAS 158 also requires employers to recognize the change in funded status in other comprehensive income (a component of shareholders’ equity).  SFAS 158 does not change the requirements for the measurement and recognition of pension expense in the statement of income.  SFAS 158 is effective for fiscal years ending after December 15, 2006.  The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 158.

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (‘SAB 108’).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006.  The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SAB 108.

PHLO CORPORATION AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Unaudited)

NOTE B - NOTES PAYABLE AND REVOLVING CREDIT FACILITY

In the quarter ended December 31, 2006, the Company issued promissory notes in the aggregate principal amount of $455,000, providing for an interest rate of 10% per annum (the “Notes”). The Notes provided for a first maturity date 15 days after the making of the Note and a second maturity date 180 days after the making of the Note for the repayment of outstanding principal and accrued but unpaid interest under each Note (the “Outstanding Balance”). Repayment of the Notes were personally guaranteed by two officers of the Company. Additionally, 22,750,000 shares of Common Stock were pledged as collateral to secure repayment of all obligations of the Company under the Notes. As of December 31, 2006, the holders of Notes aggregating the principal amount of $400,000 demanded payment under the Notes on the first maturity date. The Company did not repay the Outstanding Balance under those Notes, and the holders subsequently foreclosed upon and took title to an aggregate of 20,000,000 shares of the Common Stock which had been pledged as collateral to secure all of the Company’s obligations thereunder pursuant to the terms of the Notes.

Subsequent to the quarter ended December 31, 2006, the holders of Notes aggregating the principal amount of $55,000 also demanded payment under the Notes on the first maturity dates. As the Company did not repay the principal and interest due thereunder, and the holders subsequently foreclosed upon and took title to 2,750,000 shares of the Common Stock in full settlement of the Company’s obligations thereunder (See Note E - Subsequent Events).
In June, 2002, the Company closed a revolving credit facility with a one-year term which provided for advances of up to a maximum principal amount of $250,000, at the option of the lender, at an interest rate of 10% per annum, with each advance payable within 30 days. At March 31, 2006, the Company had repaid in full the outstanding balance of principal and accrued interest.

During the term of the credit facility, the lender has exercised its rights provided by the loan documents to sell shares of Common Stock that were previously pledged as collateral for the repayment of advances pursuant to the credit facility. During the nine-month period ended December 31, 2006, the lender paid $6,964 in excess proceeds from the liquid of stock to the Company.

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

NOTE C - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with 500,000 shares designated as Series A convertible preferred stock with par value of $.0001 per share; 500,000 shares designated as Series B non-convertible preferred stock with par value of $0.0001 per share; and 3,000,000 shares designated as Series C convertible preferred stock with par value of $.0001 per share. The Company also has authorized 250,000,000 shares of common stock with par value $0.0001 per share (the “Common Stock”).

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

As of December 31, 2006, the Company has 500,000 shares of Series A convertible preferred stock, 1,240,565 shares of Series C convertible preferred stock, and 574,552,210 shares of common stock issued and outstanding. The Company has no Series B non-convertible preferred stock issued and outstanding at December 31, 2006.

PHLO CORPORATION AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
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

In the quarter ended December 31, 2006, in consideration of $211,800, the Company issued 29,119,433 shares of Common Stock and warrants to purchase 3,924,380 shares of Common Stock at exercise prices ranging from $0.02 to $0.03. The Company issued 2,545,385 shares of Common Stock for services rendered, and issued 1,876,215 shares of Common Stock pursuant to agreements involving, among other things, services rendered to the Company. These shares issued for services were valued at $95,714. Additionally, the Company issued 43,806,298 shares of Common Stock to officers of the Company in connection with such financings and in consideration of guarantees and supplying of shares of stock as collateral which were used to satisfy obligations of the Company. The Company accounted for and charged to operation such shares in the amount of $948,275, which approximated the fair value of the Common Stock at the time the shares were issued.

NOTE D - COMMITMENTS AND CONTINGENCIES

Litigation

1) A Phlo affiliate is currently engaged in litigation with a contract research and development facility. Such affiliate terminated its agreement with the R&D facility, asserting that the facility had breached its agreement with the Company and committed fraud, and the Company demanded payment from the R&D facility as required by the agreement. Phlo is not a party to this litigation, was not a party to the contract at issue, and no claims have been made against Phlo. The Company insisted that an independent scientific lab perform an audit of the work allegedly performed by the R&D facility for the Company (for which the Company has rendered substantial consideration, including $225,000 in cash). As a defensive measure, the R&D facility initiated legal action claiming wrongful termination. The Company has asserted as counterclaims breach of contract, fraud, and negligence. As Advanced Bio-Delivery, the operating entity involved in the litigation, has been dissolved by operation of the provisions of its operating agreement and is no longer conducting business, the Company did not continue to dedicate additional financial resources to the defense of the claims and the prosecution of its counterclaims.

Subsequent to December 31, 2006, a default judgment was entered in favor of the plaintiff in the amount of $248,807 in damages and $134,762 in attorney’s fees. The Company is determining whether an appeal should be filed, particularly as the judge held a hearing on damages without informing the Company of the date of such hearing. As of December 31, 2006, the Company had previously accrued and included in its liabilities the amount of approximately $250,000 for payments that could arguably be due pursuant to the contract with the R&D facility.

PHLO CORPORATION AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Unaudited)

NOTE D - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (continued)

2) The Securities and Exchange Commission instituted public administrative and cease and desist proceedings against Phlo Corporation (“Phlo”), its President James B. Hovis, and its Executive Vice President, Anne P. Hovis, on April 21, 2005, alleging violations by Phlo Corporation related to certain transfer agent regulations and related to the late filing of its required periodic reports. The Company disputed the allegations and vigorously defended the SEC action. Additionally, the Company became completely current in its financial reporting prior to the issuance of an initial decision on this matter.

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

The Company has appealed the Initial Decision, which stays the sanctions imposed for the duration of the appeal. Among other things, the Company argued that the ALJ had no jurisdiction to impose a fine against James Hovis; that many of the ALJ’s findings of fact were wrong in light of the evidence presented; that fines against Anne Hovis and Phlo were unduly harsh in light of the evidence; and that the ALJ ignored the SEC’s burden of proof. All appeal briefs have been filed by both sides, and oral argument was presented to the Commission. While the Company can make no assurances with respect to the outcome of this matter, management believes the ultimate disposition of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operation.

The Company is a party to certain other legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE E - SUBSEQUENT EVENTS

Equity

Subsequent to December 31, 2006, the holders of promissory notes in the aggregate principal amount of $55,000 demanded payment under the Notes on the First Maturity Date. As the Company did not repay the principal and interest due thereunder, the holders subsequently foreclosed upon and took title to 2,750,000 shares of the Common Stock (which had been pledged to secure all of the Company’s obligations under the note) in full settlement of the Company’s obligations thereunder (See Note B - Notes Payable and Revolving Credit Facility). In connection with this transaction and in consideration of personal guarantees and pledging of shares of stock as collateral in connection therewith, the Company issued 2,250,000 shares of Common Stock to officers of the Company.

Item 2.

PHLO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SAFE HARBOR STATEMENT

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, business strategy, and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking phrases such as “anticipates”, “intends”, “expects”, “plans”, “believe”, “estimates”, or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2006 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

The Company's forward-looking statements represent its judgment only on the dates such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed, or unanticipated events or circumstances.

OVERVIEW

The following discussion of the Company's financial condition as of December 31, 2006 and results of operations for the three and nine months ended December 31, 2006 and 2005 includes Phlo Corporation and its affiliates (collectively, the “Company”) and should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this 10-QSB.

RECENT DEVELOPMENTS

During the fiscal quarter ended December 31, 2006, the Company announced that it had produced a ready-to-drink version of AQUIS(TM) Rapid Response Rehydration products and had begun the shipment of such products for sale. Additionally, the Company has established distribution capabilities related to AQUIS(TM) in certain domestic and international markets in the elite athlete market segment, primarily in the areas of organized sports, team sales, sales at sporting events, and institutional sales.

During the fiscal quarter ended June 30, 2006, the Company announced that it had commenced online sales of its AQUIS(TM) Rapid Response Rehydration product through its website, and initial revenue has been generated therefrom in the three and nine month periods ended December 31, 2006. The AQUIS(TM) product line contains the Company’s MEDS (Micro-Encapsulation Delivery System) biologically-active delivery technology. This technology creates immediate absorption of the electrolyte payload into the bloodstream, beginning through the mucous membranes of the mouth.

During the latter part of the fiscal year ended March 31, 2006, the Company developed a new delivery system for its AQUIS(TM) beverages and a new method of producing such delivery system. Among other things, the Company significantly reduced the size of the vesicles contained in its delivery system as a result of its enhanced nano-technology. These nano-particles increase the effectiveness of AQUIS(TM) and substantially increase the speed of delivery of electrolytes. In addition, the Company’s VEP/PPC technology is now an integral part of its AQUIS(TM) beverages, which provides potent cell protection and repair in addition to rapid rehydration. This is particularly important to athletes, who sustain significant cell damage during strenuous physical exertion. To reflect the significant changes in its beverages, the Company has also completely changed the packaging of its new AQUIS(TM) beverage products.

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

RESULTS OF OPERATIONS

The Company had revenue of $3,100 and $4,723, respectively, and cost of sales of $3,045 and $3,213, respectively, during the three and nine-month periods ended December 31, 2006, as compared with revenue of $722 and cost of sales of $1,501 for both the three and nine-month periods ended December 31, 2005. The selling, general and administrative expenses for the three and nine month periods ended December 31, 2006 were $299,785 and $1,009,342, respectively, as compared to $408,667 and $1,097,465 for the comparable three and nine month periods during 2005. The Company incurred research and development costs of $52,500 and $107,500, respectively, during the three and nine month periods ended December 31, 2006, as compared with $0 and $24,144 for the comparable three and nine month periods during 2005.

The Company's loss from operations was $352,230 and $1,115,335, respectively, for the three and nine-month periods ended December 31, 2006, as compared with an operating loss of $409,446 and $1,122,388 for the comparable three and nine-month periods ended December 31, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit increased $519,713 during the nine-month period ended December 31, 2006, to $5,515,537. In addition, the Company's Stockholders' Deficiency increased from $4,975,610 to $5,141,045 during the same nine-month period.

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

The Company's independent certified public accountants have stated in their report included in the Company's March 31, 2006 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to continue to finance the Company’s operations or develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

1) A Phlo affiliate is currently engaged in litigation with a contract research and development facility. Such affiliate terminated its agreement with the R&D facility, asserting that the facility had breached its agreement with the Company and committed fraud, and the Company demanded payment from the R&D facility as required by the agreement. Phlo is not a party to this litigation, was not a party to the contract at issue, and no claims have been made against Phlo. The Company insisted that an independent scientific lab perform an audit of the work allegedly performed by the R&D facility for the Company (for which the Company has rendered substantial consideration, including $225,000 in cash). As a defensive measure, the R&D facility initiated legal action claiming wrongful termination. The Company has asserted as counterclaims breach of contract, fraud, and negligence. As Advanced Bio-Delivery, the operating entity involved in the litigation, has been dissolved by operation of the provisions of its operating agreement and is no longer conducting business, the Company did not continue to dedicate additional financial resources to the defense of the claims and the prosecution of its counterclaims.

Subsequent to December 31, 2006, a default judgment was entered in favor of the plaintiff in the amount of $248,807 in damages and $134,762 in attorney’s fees. The Company is determining whether an appeal should be filed, particularly as the judge held a hearing on damages without informing the Company of the date of such hearing. As of December 31, 2006, the Company had previously accrued and included in its liabilities the amount of approximately $250,000 for payments that could arguably be due pursuant to the contract with the R&D facility.

2) The Securities and Exchange Commission instituted public administrative and cease and desist proceedings against Phlo Corporation (“Phlo”), its President James B. Hovis, and its Executive Vice President, Anne P. Hovis, on April 21, 2005, alleging violations by Phlo Corporation related to certain transfer agent regulations and related to the late filing of its required periodic reports. The Company disputed the allegations and vigorously defended the SEC action. Additionally, the Company became completely current in its financial reporting prior to the issuance of an initial decision on this matter.

On February 17, 2006, an Initial Decision was rendered by the Administrative Law Judge (“ALJ”) in the matter. The ALJ determined that the registration of Phlo’s public securities should not be revoked. He entered cease and desist orders with respect to Phlo and James Hovis against future violations of reporting requirements. With respect to alleged transfer agent violations, the ALJ revoked Phlo’s status as transfer agent and entered a cease and desist order against Phlo and Anne Hovis against future violations and barred Anne Hovis from future association with a transfer agent. The ALJ also assessed civil penalties against Phlo in the amount of $100,000, against James Hovis in the amount of $25,000, and against Anne Hovis in the amount of $50,000.

The Company has appealed the Initial Decision, which stays the sanctions imposed for the duration of the appeal. Among other things, the Company argued that the ALJ had no jurisdiction to impose a fine against James Hovis; that many of the ALJ’s findings of fact were wrong in light of the evidence presented; that fines against Anne Hovis and Phlo were unduly harsh in light of the evidence; and that the ALJ ignored the SEC’s burden of proof. All appeal briefs have been filed by both sides, and oral argument was presented to the Commission. While the Company can make no assurances with respect to the outcome of this matter, management believes the ultimate disposition of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operation.

The Company is a party to certain other legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended December 31, 2006, in consideration of $211,800, the Company issued 29,119,433 shares of Common Stock and warrants to purchase 3,924,380 shares of Common Stock at exercise prices ranging from $0.02 to $0.03. The Company issued 2,545,385 shares of Common Stock for services rendered, and issued 1,876,215 shares of Common Stock pursuant to agreements involving, among other things, services rendered to the Company. These shares issued for services were valued at $95,714. Additionally, the Company issued 43,806,298 shares of Common Stock to officers of the Company in connection with such financings and in consideration of guarantees and supplying of shares of stock as collateral which were used to satisfy obligations of the Company. The Company accounted for and charged to operation such shares in the amount of $948,275.

ITEM 3. EXHIBITS

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Phlo Corporation

February 23, 2007	By:	/s/ James B. Hovis
James B. Hovis
President and Chief Executive Officer