Form 10KSB
period 2007-03-31
PHLO CORP
filed 2007-07-13
CIK 1012130

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the

fiscal year ended March 31, 2007.

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

Registrant’s telephone number, including area code: (904) 505-3834

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock, par value $.0001 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer had $31,393 in revenues for its most recent fiscal year.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of July 9, 2007, was approximately $10,116,225.

The outstanding number of shares of the issuer’s common stock as of July 9, 2007 was 661,393,776.

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

During the fiscal year ended March 31, 2007, the Company announced that it has commenced shipments of its ready-to-drink version of its performance/vitality beverage to fill orders of the product. Initial shipments were primarily to accounts in the Northern California area. Subsequent to the fiscal year end, the Company announced that, as a result of the excellent response to the ready-to-drink product from the initial test markets in this region, the Company had commenced shipments of the beverages as part of a roll-out of the beverage line in Northern California to a significant account base. The roll-out will be to accounts (both on and off premises) in all channels of distribution, including independent grocers, independent convenience stores, mass merchandisers, chain grocers, chain convenience stores, and chain drug stores.

The Company’s performance and vitality beverage product (available in Orange, Grape, Lemon-Lime and Tropical Punch flavors) features the Company’s Instant Nano Hydration (through nano-encapsulation) and Cell Armor technologies, providing instant, direct delivery of rehydration and cell-repair-and-protection payloads into the bloodstream beginning through the membranes of the mouth. In addition, the Company’s nano-encapsulation technology prevents the destruction of its active payloads in the stomach. These Instant Nano Hydration and Cell Armor technologies help provide sustained wellness necessary for life’s performances and vigorous longevity.

Financing Activities

During the fiscal year ended March 31, 2007, the Company raised an aggregate of $443,800, net of costs and fees, in the private placement of equity and in connection with a settlement agreement. The Company also issued promissory notes in the aggregate principal amount of $455,000.

Recent Developments

During the fiscal year ended March 31, 2007, the Company announced that it has commenced shipments of its ready-to-drink version of its performance/vitality beverage to fill orders of the product. Initial shipments were primarily to accounts in the Northern California area. Subsequent to the fiscal year end, the Company announced that, as a result of the excellent response to the ready-to-drink product from the initial test markets in this region, the Company had commenced shipments of the beverages as part of a roll-out of the beverage line in Northern California to a significant account base. The roll-out will be to accounts (both on and off premises) in all channels of distribution, including independent grocers, independent convenience stores, mass merchandisers, chain grocers, chain convenience stores, and chain drug stores.

Also during the fiscal year ended March 31, 2007, the Company significantly advanced its methods of producing its technological preparations and its delivery systems (including micro and nano scale carriers) to the point of allowing the Company to quickly and economically produce high volumes for finished product purposes.

During the fiscal year ended March 31, 2006, the Company’s Board of Director’s voted to amend the Company’s articles of incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 600,000,000. The board of directors’ vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent (which written consent has not yet occurred as of March 31, 2007) and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company’s articles of incorporation.

Product Overview

The Company’s performance and vitality beverage product (available in Orange, Grape, Lemon-Lime and Tropical Punch flavors) features the Company’s Instant Nano Hydration (through nano-encapsulation) and Cell Armor technologies, providing instant, direct delivery of rehydration and cell-repair-and-protection payloads into the bloodstream beginning through the membranes of the mouth. In addition, the Company’s nano-encapsulation technology prevents the destruction of its active payloads in the stomach. These Instant Nano Hydration and Cell Armor technologies help provide sustained wellness necessary for life’s performances and vigorous longevity.

Marketing and Distribution

The Company markets its products to institutional purchasers, such as colleges and universities and sports teams, and to distributors who offer the products for sale in all channels of distribution (both on and off premises), including independent grocers, independent convenience stores, mass merchandisers, chain grocers, chain convenience stores, and chain drug stores. The Company is positioned as a biotechnology company which is using high volume distribution networks to commercialize its technology.

During the fiscal year ended March 31, 2007, the Company announced that it has commenced shipments of its ready-to-drink version of its performance/vitality beverage to fill orders of the product. Initial shipments were primarily to accounts in the Northern California area. Subsequent to the fiscal year end, the Company announced that, as a result of the excellent response to the ready-to-drink product from the initial test markets in this region, the Company had commenced shipments of the beverages as part of a roll-out of the beverage line in Northern California to a significant account base. The roll-out will be to accounts (both on and off premises) in all channels of distribution, including independent grocers, independent convenience stores, mass merchandisers, chain grocers, chain convenience stores, and chain drug stores.

Industry Overview/Competition

The Company’s goal is to develop products which are proprietary (patented and patent-pending) and which serve a major perceived consumer need not currently being effectively addressed by other products through (initially) the use of beverage products and liquids.

The Company’s performance and vitality beverage product features the Company’s Instant Nano Hydration (through nano-encapsulation) and Cell Armor technologies, providing instant, direct delivery of rehydration and cell-repair-and-protection payloads into the bloodstream beginning through the membranes of the mouth. In addition, the Company’s nano-encapsulation technology prevents the destruction of its active payloads in the stomach. These Instant Nano Hydration and Cell Armor technologies help provide sustained wellness necessary for life’s performances and vigorous longevity.

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

Management and Employees

As of March 31, 2007, the Company had one employee.

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

Item 2. PROPERTIES.

The Company is currently leasing office space for a one year term ending on January 31, 2008 for $6,150 per month. The Company considers its premises adequate for its purposes in the immediate future.

Item 3. LEGAL PROCEEDINGS.

The Company has been involved in a number of lawsuits related to claims arising through the normal course of business, including claims that have been reduced to judgments. These judgments and certain other claims as of March 31, 2007 are as follows:

(a) During the fiscal year ended March 31, 2007, the Company was engaged in litigation with a contract research and development facility. The Company terminated its agreement with the R&D facility, asserting that the facility had breached its agreement with the Company and committed fraud, and the Company demanded payment from the R&D facility as required by the agreement. Phlo Corporation is not a party to this litigation, was not a party to the contract at issue, and no claims have been made against Phlo. The Company insisted that an independent scientific lab perform an audit of the work allegedly performed by the R&D facility for the Company (for which the Company has rendered substantial consideration, including $225,000 in cash). As a defensive measure, the R&D facility initiated legal action claiming wrongful termination. The Company has asserted as counterclaims breach of contract, fraud, and negligence. The Company did not continue to dedicate additional financial resources to the defense of the claims and the prosecution of its counterclaims as (i) Advanced Bio-Delivery, the operating entity involved in this litigation, has been dissolved by operation of the provisions of its operating agreement and is no longer conducting business and (ii) the Company believes that the R&D facility moved all of its assets to another company in violation of its agreement with the Company, rendering any potential success with a counterclaim effectively meaningless. As a result, a judgment was entered against the Company in this matter in the amount of $248,807 plus attorneys fees and expenses in the amount of $134,762.

(b)  The Securities and Exchange Commission instituted public administrative and cease and desist proceedings against Phlo Corporation (“Phlo”), its President James B. Hovis, and its Executive Vice President, Anne P. Hovis, on April 21, 2005, alleging violations by Phlo Corporation related to certain transfer agent regulations and related to the late filing of its required periodic reports. More specifically, the Division of Enforcement alleged the violation by Phlo of Sections 17A(d)(1) and 17(b)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)
and Rules 17Ad-2 (which requires transfer agents to turnaround within three business days of receipt at least 90% of all routine items received for transfer during a month) and 17Ad-5 (which requires transfer agents to respond within five business days to any written inquiry regarding the status of items presented for transfer within the preceding six months) thereunder. The Division of Enforcement also alleged that Anne Hovis aided and abetted such violations.

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

The Company appealed the Initial Decision to the full Commission, which eliminated all fines against the Company and James Hovis. The Company argued on appeal, among other things, that the ALJ had no jurisdiction to impose a fine against Mr. Hovis; that many of the ALJ’s findings were wrong in light of the evidence presented; that fines against Anne Hovis and the Company were unduly harsh in light of the evidence; and that the ALJ ignored the SEC’s burden of proof. As a result, the full Commission vacated the fines imposed by the ALJ against the Company and Mr. Hovis. The Commission increased the fine against Anne Hovis from $50,000 to $100,000. However, the appeal to the full Commission resulted in a net decrease of $75,000 in the aggregate fines assessed against the parties.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the holders of the Company’s common stock during its fiscal year ended March 31, 2007.

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

The following table indicates the high and low bid prices for the common stock of the Company for the period April 1, 2005, to March 31, 2007, based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

There were no cash dividends declared on the common stock for the fiscal years ended March 31, 2007 and 2006.

	Common Stock
	Year Ended 3/31/07		Year Ended 3/31/06
Quarter	High	Low	High	Low
First Quarter	$0.051	$0.013	$0.04	$0.01
Second Quarter	$0.018	$0.007	$0.20	$0.008
Third Quarter	$0.033	$0.006	$0.04	$0.01
Fourth Quarter	$0.058	$0.018	$0.06	$0.03

On March 30, 2007, the closing price of the Common Stock as reported on the Pink Sheets was $0.02. As of March 31, 2007, the Company had approximately 2,000 beneficial holders of record of its shares of Common Stock.

During the fiscal year ended March 31, 2007, the Company raised $433,800 in private placements, and issued 17,711,073 shares of common stock in exchange for services, each in reliance on various exemptions available under the Securities Act.

Item 6.

PHLO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SAFE HARBOR STATEMENT

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, business strategy, and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking phrases such as "anticipates", "intends", "expects", "plans", "believe", "estimates", or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2007 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

The Company’s forward-looking statements represent its judgment only on the dates such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed, or unanticipated events or circumstances.

OVERVIEW

The following discussion of the Company’s financial condition as of March 31, 2007 and results of operations for the year ended March 31, 2007 includes Phlo Corporation and its affiliates (collectively, the "Company") and should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

The Company had $31,393 in revenue for the fiscal year ended March 31, 2007, as compared to $1,544 in revenue for the fiscal year ended March 31, 2006. The selling, general and administrative expenses for the fiscal year ended March 31, 2007 decreased to $1,577,969 from $1,771,470 for the fiscal year ended March 31, 2006, and research and development costs incurred increased to $317,421 from $97,103 during the same period. The Company’s loss from operations increased slightly to $1,887,587 from $1,871,594 for the Company’s prior fiscal year, while the Company’s net loss increased to $3,550,050 from $2,842,300 for the Company’s prior fiscal year, primarily as a result of an increase in non-cash financing costs. The cost of sales for the year ended March 31, 2007 was $23,590 as compared with $4,565 for the year ended March 31, 2006.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurements , which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning April 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements, and the management believes that the adoption of SFAS 157 will not have a significant impact on the Company’s consolidated results of operations or financial position.

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

In September 2006, the FASB issued its Statement of Financial Accounting Standards 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financing reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for am employer with publicly traded equity securities is as of the end of the fiscal year ended after December 15, 2006. The Company does not expect that the adoption of this standard will have a material impact on its financial position, operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangement (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other application generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangement and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect that the adoption of this standard will have a material impact on its financial position, operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS No. 159 on its financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended March 31, 2007, the Company’s working capital deficit increased by $666,780 to $5,662,604. In addition, the Company’s Stockholders’ Deficiency increased from $4,975,610 to $5,645,040.

During the fiscal year ended March 31, 2007, and beyond, the Company is taking steps to reduce or eliminate the Stockholders’ Deficiency and to create a positive working capital position. The Company believes it is more likely than in prior years to raise substantial financing as a result of the prospects for national distribution of its products through joint venture undertakings with entities possessing marketing and distribution infrastructure and capabilities, the existence of products containing commercialized biotechnology, the prospects for numerous additional products based on the Company’s biotechnology foundation, and significantly increased scientific and commercialization capabilities. Finally, the Company has taken steps to convert certain existing debts into equity and will continue to pursue these steps.

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

The Company's independent certified public accountants have stated in their report included in the Company's March 31, 2007 Form 10-KSB, that the Company has incurred operating losses in the last two years and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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

MARCH 31, 2007 AND 2006

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PHLO CORPORATION

PHLO CORPORATION

Index to Financial Statements

Page
Report of Registered Independent Certified Public Accounting Firm	F-3
Consolidated Balance Sheet at March 31, 2007	F-4
Consolidated Statements of Losses for the years ended March 31, 2007 and 2006	F-5
Consolidated Statements of Deficiency in Stockholders’ Equity for the years ended March 31, 2007 and 2006	F-6 - F-7
Consolidated Statements of Cash Flows for the years ended March 31, 2007 and 2006	F-8 - F-9
Notes to Consolidated Financial Statements	F-10 - F-28

RBSM, LLP
Certified Public Accountants

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Phlo Corporation
Jacksonville, Florida

We have audited the consolidated balance sheet of Phlo Corporation and its affiliates (the “Company”), as of March 31, 2007 and the related consolidated statements of losses, deficiency in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2007 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006.

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

/s/RBSM, LLP RBSM, LLP Certified Public Accountants

McLean, Virginia
July 13, 2007

PHLO CORPORATION AND AFFILIATES

CONSOLIDATED BALANCE SHEET

March 31, 2007

ASSETS

CURRENT ASSETS

Cash	$42,720
Accounts receivable	1,231
Inventory (Note A)	38,417

Total Current Assets	82,368

PROPERTY AND EQUIPMENT, Net (Note C)	4,978

DEPOSITS	12,586

TOTAL ASSETS	$99,932

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,872,994
Accrued liabilities (Note E)	3,245,478
Notes payable, current portion (Note G)	626,500
Total Current Liabilities	5,744,972

TOTAL LIABILITIES	5,744,972

COMMITMENTS AND CONTINGENCIES (Note M)	--

DEFICIENCY IN STOCKHOLDERS’ EQUITY (Note H)
Preferred stock, 15,000,000 authorized:
Series A convertible stock, $0.0001 par value, 500,000 Shares
authorized, issued and outstanding (liquidation preference $100,000)	50
Series B non-convertible stock, 500,000 Shares authorized,
none issued and outstanding	--
Series C convertible stock, $0.0001 par value, 3,000,000 shares authorized, 1,240,565 shares issued and outstanding
(liquidation preference $12,406)	124
Series C Convertible stock, 15,298 shares subscribed	1
Common stock, $0.0001 par value, 250,000,000 shares authorized,
592,884,934 shares issued and outstanding	59,288
Common stock, $0.0001 par value, 14,131,654 shares subscribed	1,414
Additional paid-in capital1	8,438,087
Accumulated deficit	(24,144,004)
TOTAL DEFICIENCY IN STOCKHOLDERS’ EQUITY	(5,645,040)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY	$99,932

The accompanying notes are an integral part of these consolidated financial statements.

PHLO CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENTS OF LOSSES

FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006
REVENUES, net	$31,393	$1,544
COST OF SALES, net	23,590	4,565

GROSS PROFIT	7,803	(3,021)

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES
General and administrative	1,577,969	1,771,470
Research and development	317,421	97,103
Total expenses	1,895,390	1,868,573

LOSS FROM OPERATIONS	(1,887,587)	(1,871,594)

OTHER EXPENSE
Finance cost	(1,593,353)	(889,876)
Interest expense, net	(69,110)	(80,830)

TOTAL OTHER EXPENSE	(1,662,463)	(970,706)

Loss before provision for income taxes	$(3,550,050)	$(2,842,300)
Provision for income taxes	--	--

NET LOSS	$(3,550,050)	$(2,842,300)

Weighted Average Number of Shares Outstanding
(Basic and Diluted) (Note I)	500,605,553	331,684,698

Net Loss Per Share (Basic and Diluted)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

PHLO CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	Series A		Series C		Preferred C Stock				Common Stock
	Preferred Stock		Preferred Stock		Subscribed		Common Stock		Subscribed
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance March 31, 2005	500,000	$50	1,302,304	$130	15,298	$1	226,771,033	$22,677	16,968,018	$1,697

Issuance of common stock for cash		--		--		--	95,988,259	9,599	--	--

Subscribed shares issued							1,536,364	153	(1,536,364)	(153)

Collateral shares issued with debt (Note F)							13,700,000	1,370

Issuance of shares for financing activities							58,361,158	5,837

Issuance of common stock for services		--		--		--	4,000,000	400	--	--

Warrants issued for services

Warrants issued for financing activity

Repayment of line of credit (Note F)		--		--		--		--	--	--

Net loss		--		--		--		--	--	--

Balance March 31, 2006	500,000	50	1,302,034	$130	15,298	1	400,356,814	40,036	15,431,654	1,544

Issuance of common stock for cash		--		--		--	52,602,765	5,261	--	--

Subscribed shares issued							1,300,000	130	(1,300,000)	(130)

Collateral shares canceled (Note F)							(7,500,000)	(750)

Issuance of shares for financing activities							75,412,172	7,540

Issuance of common stock for services		--		--		--	17,711,073	1,771		--

Warrants issued for services							--	--

Repayment of notes payable and interest (Note F)							22,750,000	2,275

Beneficial conversion feature of notes payable		--		--		--	--	--		--

Cash contribution to capital

Conversion of preferred stock			(61,739)	(6)			30,252,110	3,025

Net loss		--		--		--		--		--

Balance March 31, 2007	500,000	$50	1,240,565	$124	15,298	$1	592,884,934	$59,288	$14,131,654	$1,414

The accompanying notes are an integral part of these consolidated financial Statements.

PHLO CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY - (Continued)

FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	Paid-In	Accumulated
	Capital	Deficit	Total

Balance March 31, 2005	$13,265,318	$(17,751,654)	$(4,461,781)

Issuance of common stock for cash	777,901	--	787,500

Subscribed shares issued	--	--	--

Collateral shares issued with debt (Note F)	(1,370)	--	--

Issuance of shares for financing activity	851,475	--	857,312

Issuance of common stock for services	79,600	--	80,000

Warrants issued for services	377,455	--	377,455

Warrants issued for financing activity	20,000	--	20,000

Repayment of line of credit (Note F)	206,204	--	206,204

Net loss	--	(2,842,300)	(2,842,300)

Balance March 31, 2006	15,576,583	(20,593,954)	(4,975,610)

Issuance of common stock for cash	428,539	--	433,800

Subscribed shares issued	--	--	--

Collateral shares canceled (Note F)	750	--	--

Issuance of shares for financing activity	1,502,564	--	1,510,104

Issuance of common stock for services	265,093	--	266,864

Warrants issued for services	119,842	--	119,842

Repayment of notes payable and interest (Note F)	454,485	--	456,760

Beneficial conversion feature of notes payable	83,250	--	83,250

Cash contribution to capital	10,000	--	10,000

Conversion of preferred stock	(3,019)	--	--

Net loss	--	(3,550,050)	(3,550,050)

Balance March 31, 2007	$18,438,087	$(24,144,004)	$(5,645,040)

The accompanying notes are an integral part of these consolidated financial statements.

PHLO CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,550,050)	$(2,842,300)

Adjustments to reconcile net loss to net cash
used in operating activities:

Common stock reimbursement to officers (Note H)	1,510,104	857,312
Common stock issued in exchange for interest
expense and other financing expense (Note F and H)	1,760	26,042
Common stock for services (Note H)	266,864	80,000
Warrant issued for services (Note H)	119,842	377,455
Beneficial conversion feature of notes payables (Note F)	83,250	--
Warrant issued for financing expense (Note H)	--	20,000
Depreciation and amortization (Note C)	2,465	2,465
Changes in operating assets and liabilities
Inventory	(38,417)	75,041
Accounts receivable	36	(1,267)
Settlement receivable	55,000	--
Other receivable	6,964	--
Security deposit	(8,486)	--
Accounts payable	356,860	232,820
Accrued expenses and taxes	347,728	289,932

NET CASH USED IN OPERATING ACTIVITIES	(846,080)	(882,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable (Note F)	455,000	--
Proceeds from revolving note payable	--	140,000
Proceeds from issuance of equity securities (Note H)	433,800	742,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	888,800	882,500

NET INCREASE IN CASH	42,720	--

CASH - Beginning	--	--

CASH - Ending	$42,720	$--

The accompanying notes are an integral part of these consolidated financial statements.

PHLO CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

For the Years Ended March 31, 2007 and 2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	2007	2006

Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

Non-cash financing activities:

During the fiscal year ended March 31, 2007, Common Stock pledged as collateral for the repayment of promissory notes and foreclosed upon in repayment thereof reduced the outstanding principal balance of the notes by $455,000. During the fiscal year ended March 31, 2006, the sale of Common Stock pledged as collateral for the repayment of advances pursuant to a credit facility reduced the outstanding principal balance by $172,658. Additionally, the Company issued shares of stock in reduction of $1,760 of interest expense during the fiscal year ended March 31, 2007, and $540 of accrued interest and accrued liabilities during the fiscal year ended March 31, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

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

INVENTORIES

Inventories are stated at the lower of cost or market. Costs, which include purchases, freight and packaging, raw materials, and finished products, are determined on the first-in, first-out basis. Non-saleable and obsolete inventories have been recorded at cost, or net realizable value, whichever is lower.

Components of inventories as of March 31, 2007 are as follows:

Raw Materials	$22,933
Finished Goods	15,484
Total	$38,417

ADVERTISING EXPENSE

Advertising costs are expensed as incurred. Advertising costs of $13,707 and $108,318 were expensed during the years ended March 31, 2007 and 2006, respectively.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows: five years for furniture and equipment.

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

RESEARCH AND DEVELOPMENT

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the years ended March 31, 2007 and 2006, $317,421 and $97,103, respectively, in research and development costs were incurred by the Company.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company has no awards of stock-based employee compensation outstanding at the date of adoption of SFAS 123R or at March 31, 2007 and 2006.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BASIC AND DILUTED LOSS PER SHARE

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the years ended March 31, 2007 and 2006, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share. For the years ended March 31, 2007 and 2006, 657,247,035 potential shares and 678,311,662 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

LIQUIDITY

As reflected in the accompanying financial statements, the Company incurred net losses of $3,550,050 and $2,842,300 for the years ended March 31, 2007 and 2006, respectively, and has an accumulated deficit of $24,144,004 as of March 31, 2007. In addition, the Company’s current liabilities exceeded its current assets by $5,662,604 as of March 31, 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurements , which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning April 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements, and the management believes that the adoption of SFAS 157 will not have a significant impact on the Company’s consolidated results of operations or financial position.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

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

In September 2006, the FASB issued its Statement of Financial Accounting Standards 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financing reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for am employer with publicly traded equity securities is as of the end of the fiscal year ended after December 15, 2006. The Company does not expect that the adoption of this standard will have a material impact on its financial position, operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangement (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other application generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangement and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect that the adoption of this standard will have a material impact on its financial position, operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS No. 159 on its financial position and results of operations.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE B - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had a net loss of $3,550,050 for the fiscal year ended March 31, 2007. As of March 31, 2007, the Company’s current liabilities exceeded its current assets by $5,662,604. In addition, the Company is delinquent in connection with various obligations including trade payables, accrued payroll taxes and related interest and penalties, and notes payable. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue through the successful marketing and expansion of its various product lines to generate future profits. Subsequent to the date of the financial statements, the Company is taking steps to reduce or eliminate the stockholders' deficiency and to create a positive working capital position. The Company believes it is more likely than in prior years to raise substantial financing as a result of the prospects for national distribution of its products through joint venture undertakings with entities possessing marketing and distribution infrastructure and capabilities, the existence of products containing commercialized biotechnology, the prospects for numerous additional products based on the Company’s biotechnology foundation, and significantly increased scientific and commercialization capabilities. Finally, the Company has taken steps to convert certain existing debts into equity and will continue to pursue these steps.

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

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2007:

Furniture, fixtures and equipment	$12,327
Less: Accumulated depreciation	(7,349)
Net	$4,978

Depreciation expense for the years ended March 31, 2007 and 2006 was $2,465 and $2,465, respectively.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE D - OTHER ASSETS AND LIABILITIES

In the fiscal year ended March 31, 2004, the Company entered into an agreement with a company which is providing services to the Company related to the enhancement of the Company’s biotechnologies, including the supervision of further research and development, protocols, and testing pertaining to the enhancement and protection of the intellectual property related thereto and the commercialization, production, marketing and distribution of the products containing such biotechnologies. In conjunction therewith, the Company made payments thereto of $881,600 during the fiscal year ended March 31, 2006, and $42,576 during the year ended March 31, 2007, to be used for the activities set forth above. The Company accounted for the payments as a prepaid expense. At March 31, 2007, all of the funds advanced had been expended. At March 31, 2007, the Company included a $66,227 payable to such company in its current liabilities. Additionally, the Company agreed to pay to the other party two percent of net revenues generated by the sale of products with respect to which the company provided services under the agreement during the term of the agreement, subject to certain limitations set forth therein.

NOTE E - ACCRUED LIABILITIES

Accrued liabilities at March 31, 2007 are as follows:

Accrued payroll, payroll taxes and penalties (Note M)	$1,020,541
Accrued expenses	1,819,608
Accrued interest	405,329
Total	$3,245,478

Accrued expenses represents primarily on-going payment obligations and accrued research and development costs related to certain of its intellectual property and accruals made in prior years for legal contingencies.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE F - NOTES PAYABLE AND REVOLVING CREDIT FACILITY

1) During the fiscal year ended March 31, 2007, the Company issued promissory notes in the aggregate principal amount of $455,000, providing for an interest rate of 10% per annum (the “Notes”). The Notes provided for a first maturity date 15 days after the making of the Note and a second maturity date 180 days after the making of the Note for the repayment of outstanding principal and accrued but unpaid interest under each Note (the “Outstanding Balance”). Repayment of the Notes was personally guaranteed by two officers of the Company. Additionally, 22,750,000 shares of Common Stock were pledged as collateral to secure repayment of all obligations of the Company under the Notes. As of March 31, 2007, the holders of all of the Notes (aggregating $455,000 in outstanding principal) demanded payment under the Notes on the first maturity date. The Company did not repay the Outstanding Balance under those Notes. The holders subsequently foreclosed upon and took title to an aggregate of 22,750,000 shares of the Common Stock which had been pledged as collateral to secure all of the Company’s obligations thereunder pursuant to the terms of the Notes in full settlement of the Company’s obligations thereunder. As the foreclosure on the pledged collateral in repayment of outstanding principal and accrued interest of $1,760 resulted in a discount to the fair value of the common stock, the Company has recorded a “beneficial conversion feature” of $83,250, which has been charged to operations.

2) In June, 2002, the Company closed a revolving credit facility which provided for advances of up to a maximum principal amount of $250,000, at the option of the lender, at an interest rate of 10% per annum, with each advance payable within 30 days. Repayment of advanced under the facility were secured by the Company’s assets and were guaranteed by two officers of the Company. In connection with certain advances under this facility, the Company issued 13,700,000 shares of Common Stock in the first quarter of the fiscal year ended March 31, 2006, which served as collateral to secure repayment of advances made to the Company under the facility and the meeting of all obligations of the Company under the related loan documents. The Company did not repay the advance by the maturity date. As a result thereof, the lender exercised its rights provided by the loan documents to sell shares of stock that were previously issued and pledged as collateral for the repayment of advances pursuant to the credit facility. During the fiscal year ended March 31, 2006, 7,810,469 shares of Common Stock pledged as collateral, valued at $206,204, were used to pay $172,658 of principal and $540 of related accrued interest and $13,480 of interest expense. Other financing expense of $12,562 was charged to operations in connection with this transaction. At March 31, 2006, the Company had repaid in full the outstanding balance of principal and accrued interest under the facility.

During the fiscal year ended March 31, 2007, the Lender paid to the Company $6,964 in excess proceeds from the liquidation of stock and returned to the Company 7,500,000 shares of Common Stock which were issued in prior years and had served as collateral under the facility. The return of these shares reduced the number of the Company’s outstanding shares of Common Stock.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE G - NOTES PAYABLE

Debt as of March 31, 2007 consists of the following:

Note payable to a related party (Note L) with interest rate of 15% per annum. The note matured on May, 2003. The holder had agreed to extend the maturity date of the note to June 30, 2007.	$80,000

Note payable to a related party (Note L) with interest at a rate of 10%. The note matured on December 31, 2000, when principal and unpaid interest were due. In consideration of this loan and two prior bridge loans, the Company agreed to issue shares of the Company's common and convertible preferred stock to the holder representing approximately 200,000 shares of common stock on a fully converted basis. The holder had agreed to extend the maturity date of the note to June 30, 2007.	104,000

Note payable in the original principal amount of $25,000 with interest at a rate of 10% per annum. The Note matured on July 2, 1999, when principal and unpaid interest was due. The note is currently in default, although partial payment has been made subsequent to the maturity date. No action has been taken against the Company to enforce the note. In connection with the note, the Company issued a warrant to purchase 5,000 shares of common stock at an exercise price of $0.04 per share.	17,500

Note payable to a related party (Note L) with interest accruing at a rate of 10%. Principal and interest were due in February 2001. In conjunction with this financing, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $0.50 per share. The holder agreed to extend the maturity date of the note to June 30, 2007.	100,000

Note payable with interest at a rate of 10% per annum. Principal and interest were due in November 2000. In conjunction with this financing, the Company issued a warrant to purchase 300,000 shares of common stock at an exercise price of $0.50 per share. The Company, at its option, may pay the Note in common stock or equivalent. The Company has notified the holder that it has elected to pay the principal and interest due under the note by the issuance of 136,612 shares of common stock.	150,000

Note payable to a related party (Note L) with interest accruing at a rate of 10% per annum. Principal and interest were due in June 2001. In conjunction with this financing, a warrant to purchase 50,000 shares of common stock at an exercise price of $0.50 per share is issuable to this holder. The note holder has agreed to extend the maturity date of the note to June 30, 2007. In connection with a prior extension of the maturity date, the Company has agreed to issue (but has not yet issued) a warrant to purchase 25,000 shares of common stock at an exercise price of $0.50 per share.	50,000

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE G - NOTES PAYABLE (Continued)

(Continued)
Note payable to a related party (Note L) in the original principal amount of $100,000, with an interest rate of 10% per annum. Principal and interest were due in July 2001. $50,000 of the loan was repaid in May, 2001. In conjunction with this financing, a warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share is issuable to the holder. An additional warrant to purchase 12,500 shares of the Common Stock at the same exercise price is issuable as a result of the Company's exercising its option to extend to October 2001 the maturity date of the note with respect to $50,000 of principal and all of the interest payable pursuant to the note. The holder had agreed to extend the maturity date of the note to June 30, 2007.
50,000

In April, 2001, the Company was loaned $40,000. A promissory note has not yet been issued, as that amount was only a partial funding of the transaction. The note will provide an interest rate of 10% and a term of 120 days. A warrant will be issuable in conjunction with this financing, however, the amount of shares of common stock purchasable pursuant to the warrant will be determined once the full amount of the financing is established.	40,000

Note payable to a related party (Note L) in the original principal amount of $35,000, with an interest rate of 12% per annum. Principal and interest were due in February, 2006. The holder has agreed to extend the maturity date of the note to June 30, 2007.	35,000

Total	$ 626,500

Less: current portion	(626,500)

Long-term portion	$_______

Aggregate maturities of long-term debt as of March 31, 2007 are as follows:

Fiscal Year	Amount
2008	$626,500

NOTE H - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with 500,000 shares designated as Series A convertible preferred stock with par value of $.0.0001 per share; and 500,000 shares designated as Series B non-convertible preferred stock with par value of $0.0001 per share; and 3,000,000 shares designated as Series C convertible preferred stock with par value of $.0.0001 per share. The Company also has authorized 250,000,000 shares of common stock with par value $0.0001 per share.

SERIES A CONVERTIBLE PREFERRED STOCK

At March 31, 2007, the Company has 500,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") issued and outstanding. The Series A Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series A Preferred is convertible into one share of common stock.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE H - CAPITAL STOCK (Continued)

SERIES B NON-CONVERTIBLE PREFERRED STOCK

At March 31, 2007, none of Series B Non-Convertible Preferred Stock ("Series B Preferred") was issued and outstanding. The Series B Preferred holders are entitled to one vote per share on all matters presented to the stockholders with certain exceptions as defined in the Certificate of Designation. In addition, the Series B Preferred is subject to certain redemption and liquidation provisions, as defined.

SERIES C CONVERTIBLE PREFERRED STOCK

As of March 31, 2007, 1,240,565 shares of Series C Preferred Stock were issued and outstanding and 15,298 shares were subscribed in connection with a stock exchange transaction conducted by Phlo Corporation and the shareholders of a privately held beverage company. Each holder of the Series C Preferred Stock has the right to cast one vote for each share of Common Stock into which his or its Series C Preferred Stock is convertible. No dividends are currently payable with respect to Series C Preferred Stock. The holders of Series C Preferred Stock have a liquidation preference of $0.01 per shares plus all accrued but unpaid dividends, if any. Holders of the Series C Preferred Stock have no redemption rights.

Each share of Series C Preferred Stock initially was convertible into 100 shares of Common Stock without the payment of any additional consideration at any time after September 30, 2001. However, the conversion rate is subject to adjustment in the case of certain corporate transactions or events, including stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution of the Common Stock; reorganizations, mergers consolidations or sale of assets; and the sale of shares of Common Stock at a price that is less than the then-effective Series C Conversion Price. In the event of a sale of shares of Common Stock at a price that is less than the then-effective Series C Conversion Price, then, in each such event, an adjustment to such conversion price is made to allow the holder of the Series C Preferred Stock to convert into shares of Common Stock at a rate greater than the rate effective immediately preceding such issuance. At March 31, 2007, as a result of the foregoing applicable adjustments, each share of Series C Preferred Stock is convertible into 490 shares of Common Stock. During the fiscal year ended March 31, 2007, holders converted 61,739 shares of Series C Preferred Stock into 30,252,110 shares of Common Stock.

COMMON STOCK

Year Ended March 31, 2006

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

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE H - CAPITAL STOCK (Continued)

During the year ended March 31, 2006, in conjunction with a settlement agreement providing for the payment to the Company of $ 75,000 and the provision of services to the Company, the Company issued 12,121,212 shares of Common Stock. As of March 31, 2006, the Company had received $30,000 pursuant to the settlement agreement and accounted for $45,000 as a common stock subscription receivable. The Company recorded a financing cost of $51,515 related to 4,121,212 shares included in these shares of Common Stock which were issued to officers of the Company in consideration of guarantees and supplying of stock as collateral in connection with such agreement. During the fiscal year ended March 31, 2007, by agreement of the parties, the Company received $55,000 in full payment pursuant to the settlement agreement. The additional $10,000 was as a cash contribution to capital.

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

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

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

Year Ended March 31, 2007

During the year ended March 31, 2007, the Company issued 1,300,000 shares of Common Stock subscribed in a prior year.

During the fiscal year ended March 31, 2007, the Company issued a previously-subscribed warrant to purchase 1,250,000 shares of Common Stock at an exercise price of $0.03 per share. The value of such warrants had been accounted for and charged to operations in the prior fiscal year.

During the year ended March 31, 2007, the Company issued 16,711,073 shares of the Common Stock, valued at $228,864, in exchange for services rendered pursuant to existing agreements. The valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued 13,697,238 shares of Common Stock to officers of the Company in connection with such agreements and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy obligations of the Company. The Company accounted for and charged to operation such shares in the amount of $194,908, which approximated the fair value of the Common Stock at the time the shares were issued.

During the fiscal year ended March 31, 2007, in consideration for extended payment terms relating to a Company obligation, the Company issued 1,000,000 shares of Common Stock, valued at $38,000, and a warrant to purchase up to 6,000,000 shares of Common Stock at an exercise price of $0.03 and with a term of five years. The right to purchase 3,000,000 shares of Common Stock pursuant to the warrant vested immediately on the issuance of the warrant. The right to purchase the additional 3,000,000 may vest upon the completion of certain performances by

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE H - CAPITAL STOCK (Continued)

the holder. The warrant was valued at $111,921 using the Black Scholes method at the date of grant of the warrant based on the following assumptions: (1) risk free interest rate of 4.75%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Common Stock of 325%; and (4) an expected life of the warrant of two years. This amount was charged to expense as a financing cost. The Company also issued 818,182 shares of Common Stock to officers of the Company in connection with such agreement and in consideration of supplying of shares of stock as collateral which were sold to satisfy obligations of the Company. The Company accounted for and charged to operation such shares in the amount of $31,192, which approximated the fair value of the Common Stock at the time the shares were issued.

During the fiscal year ended March 31, 2007, the Company issued 30,252,110 shares of Common Stock to shareholders upon their conversion of 61,739 shares of Series C Convertible Preferred Stock.

During the fiscal year ended March 31, 2007, in connection with securing the repayment of principal and interest under promissory notes issued by the Company during the fiscal year in the aggregate principal amount of $455,000 (Note F), the Company issued a total of 22,750,000 shares of Common Stock. The Company did not repay the notes by the maturity date. As a result thereof, the lenders exercised their respective rights under the loan documents to foreclose upon and take title to the collateral shares in full satisfaction of the Company’s obligations under the notes, including $455,000 of principal and $1,760 of accrued interest. The Company also issued 18,613,636 shares of Common Stock to officers of the Company in connection with the notes and related agreements and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy obligations of the Company. The Company accounted for and charged to operation such shares in the amount of $440,937, which approximated the fair value of the Common Stock at the time the shares were issued.

During the year ended March 31, 2007, in consideration of $433,800, the Company issued an aggregate of 52,602,765 shares of Common Stock and warrants to purchase 13,611,665 shares of Common Stock with terms of two to three years at exercise prices ranging from $0.02 to $0.05 per share. Additionally, the Company issued 42,283,071 shares of Common Stock to officers of the Company in connection with these financings and the Company’s revolving credit line advances and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy the obligation of the Company. The Company accounted for and charged to operation such shares in the amount of $843,067.

During the fiscal year ended March 31, 2007, the Company issued warrants to purchase an aggregate of 1,087,500 shares of Common Stock at an exercise price of $0.03 per share related to financing activity and the provision of services. The warrants were valued at $7,921 using the Black Scholes method at the date of grant of the warrant based on the following assumptions:  (1) risk free interest rate of 5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Common Stock of 342%; and (4) an expected life of the warrant of two years. This amount has been charged to expense.

During the fiscal year ended March 31, 2006, the Company’s Board of Director’s voted to amend the Company’s articles of incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 600,000,000. The board of directors’ vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent (which written consent has not yet occurred as of March 31, 2007) and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company’s articles of incorporation.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

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

NOTE I - STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

In March 1996, the Board of Directors of the Company adopted, and the stockholders of the Company approved the adoption of, the 1996 Stock Option Plan. The maximum number of shares of Common Stock with respect to which awards may be granted pursuant to the 1996 Plan is initially 2,000,000 shares. No options are outstanding under this plan as of March 31, 2007.

WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or were non-compensatory warrants issued in connection with financing activities.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.02-0.025	5,750,000	2.9	0.02	5,750,000	$0.02
0.03	18,524,165	2.6	0.03	15,524,165	0.03
0.04	100,000	2.7	0.04	100,000	0.04
0.05	16,950,000	2.7	0.05	16,950,000	0.05
0.25	50,000	0.3	0.25	50,000	0.25
	41,374,165	2.7	$0.04	38,374,165	$0.04

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE I - STOCK OPTIONS AND WARRANTS (Continued)

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted Average Price Per Share

Outstanding at March 31, 2005	23,391,194	$0.06

Granted	23,305,000	0.04
Exercised	-	-
Cancelled or expired	(14,509,512)	0.07

Outstanding at March 31, 2006	32,186,682	$0.04

Granted (Note H)	20,419,165	0.03
Exercised	-	-
Cancelled or expired	(11,231,682)	0.04
Outstanding at March 31, 2007	41,374,165	$0.04
Exercisable at March 31, 2007	38,374,165	$0.04

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

At March 31, 2007, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $13,387,000, expiring through the year 2027 that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. The valuation allowance increased by approximately $533,000 during the year ended March 31, 2007.

Components of deferred tax assets as of March 31, 2007 are as follows:

Non current:
Net operating loss carryforward	$4,685,000
Valuation allowance	(4,685,000)
Net deferred tax asset	0

Further, the Company has not filed any federal, state or local income or franchise tax returns. Such failure may have a material adverse effect on the amount of any net operating loss carryforwards and the ability of the Company to use the net operating loss carryforwards and may subject the Company to fines.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE K - BUSINESS CONCENTRATION

One customer accounted for 80% of the Company’s sales for the year ended March 31, 2007. The Company purchased 66% of its raw materials from three vendors during the year ended March 31, 2007. The Company did not purchase more than 10% of its raw materials from any supplier for the fiscal years ended 2006.

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

NOTE L - RELATED PARTY TRANSACTIONS

A shareholder of the Company holds notes issued by the Company between 1999 and 2002 representing an aggregate outstanding principal balance of $419,000 at March 31, 2007 and March 31, 2006. (Note G).

NOTE M - COMMITMENTS AND CONTINGENCIES

PAYMENT OBLIGATIONS

The Company has various on-going payment obligations (primarily minimum royalties or payments) related to certain of its intellectual property, which payments are contingent on certain circumstances or performances by the obligees. Such payment obligations for the year ended March 31, 2007, were $40,000. The Company’s obligations for the subsequent fiscal year are expected to be $40,000.

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

LITIGATION

(a) During the fiscal year, the Company was engaged in litigation with a contract research and development facility. The Company terminated its agreement with the R&D facility, asserting that the facility had breached its agreement with the Company and committed fraud, and the Company demanded payment from the R&D facility as required by the agreement. Phlo Corporation is not a party to this litigation, was not a party to the contract at issue, and no claims have been made against Phlo. The Company insisted that an independent scientific lab perform an audit of the work allegedly performed by the R&D facility for the Company (for which the Company has rendered substantial consideration, including $225,000 in cash). As a defensive measure, the R&D facility initiated legal action claiming wrongful termination. The Company has asserted as counterclaims breach of contract, fraud, and negligence. The Company did not continue to dedicate additional financial resources to the defense of the claims and the prosecution of its counterclaims as (i) Advanced Bio-Delivery, the operating entity involved in this litigation, has been dissolved by operation of the provisions of its operating agreement and is no longer conducting business and (ii) the Company believes that the R&D facility moved all of its assets to another company in violation of its agreement with the Company, rendering any potential success with a counterclaim effectively meaningless. As a result, a judgment was entered against the Company in this matter in the amount of $248,807 plus attorneys fees and expenses in the amount of $134,762.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE M - COMMITMENTS AND CONTINGENCIES (Continued)

LITIGATION (Continued)

The Company had accrued $255,891 as of March 31, 2006, and has accrued the additional liability of $127,678 during the year ended March 31, 2007.

(b)  The Securities and Exchange Commission instituted public administrative and cease and desist proceedings against Phlo Corporation (“Phlo”), its President James B. Hovis, and its Executive Vice President, Anne P. Hovis, on April 21, 2005, alleging violations by Phlo Corporation related to certain transfer agent regulations and related to the late filing of its required periodic reports. More specifically, the Division of Enforcement alleged the violation by Phlo of Sections 17A(d)(1) and 17(b)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)
and Rules 17Ad-2 (which requires transfer agents to turnaround within three business days of receipt at least 90% of all routine items received for transfer during a month) and 17Ad-5 (which requires transfer agents to respond within five business days to any written inquiry regarding the status of items presented for transfer within the preceding six months) thereunder. The Division of Enforcement also alleged that Anne Hovis aided and abetted such violations.

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

The Company appealed the Initial Decision to the full Commission, which eliminated all fines against the Company and James Hovis. The Company argued on appeal, among other things, that the ALJ had no jurisdiction to impose a fine against Mr. Hovis; that many of the ALJ’s findings were wrong in light of the evidence presented; that fines against Anne Hovis and the Company were unduly harsh in light of the evidence; and that the ALJ ignored the SEC’s burden of proof. As a result, the full Commission vacated the fines imposed by the ALJ against the Company and Mr. Hovis. The Commission increased the fine against Anne Hovis from $50,000 to $100,000. However, the appeal to the full Commission resulted in a net decrease of $75,000 in the aggregate fines assessed against the parties.

The Company is a party to certain other legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

PHLO CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE M - COMMITMENTS AND CONTINGENCIES (Continued)

PAYROLL TAXES

The Company has not paid payroll taxes since the third quarter of 1999 totaling $399,650 at March 31, 2007. The Company has accrued estimated penalties and interest of $351,645 as of March 31, 2007.

LEASE

At March 31, 2007, the Company is leasing office space for a term ending January 31, 2008 at a monthly rate of $6,150. Rent expense for the years ended March 31, 2007 and 2006 was $138,049 and $149,409, respectively.

NOTE N - SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the Company issued 2,190,665 shares of Common Stock previously subscribed.

Subsequent to March 31, 2007, in connection with agreements for various services and pertaining to the provision of credit terms, the Company issued 37,469,696 shares of Common Stock.

Subsequent to March 31, 2007, in consideration of $187,500, the Company issued 28,848,481 shares of Common Stock and warrants to purchase 3,000,000 shares of Common Stock at an exercise price of $0.05 per share.

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

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

The names and ages of the directors, executive officers, significant employees, and promoters of the Company are set forth below.

Name	Age	Position Held

James B. Hovis	58	President & CEO, Director

Anne P. Hovis	47	Executive Vice President, General Counsel, Secretary & Director

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

Anne P. Hovis, Executive Vice President, General Counsel, Secretary and a Director. Mrs. Hovis is responsible for managing the day-to-day administration of the Company and assists Mr. Hovis in the overall management of the Company. She is also responsible for the legal affairs of the Company, including intellectual property protection, securities filings, and negotiation of agreements with distributors and co-packers. Mrs. Hovis also assists Mr. Hovis in the Company’s transactional activities, including financings and acquisitions. Previously, Mrs. Hovis was an attorney with Anderson, Hibey & Blair, a Washington, D.C. based firm, where she specialized in corporate legal and international trade policy matters. Prior to this, Mrs. Hovis was an attorney with Lane & Mittendorf, where she participated in the firm’s corporate transactional (including stock and asset acquisitions and commercial lending facilities) and international trade practices. Mrs. Hovis has a B.A. from New York University and a J.D. degree from the Georgetown University Law Center.

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

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended March 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied, with the exception of two officers who did not timely file reports required by Section 16(a) with respect to certain transactions during the fiscal year. These officers are taking the steps necessary to make such filings. It is the Company’s intention to ensure, where possible, complete compliance according to this Section.

Item 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to the executive officers for the fiscal year ending March 31, 2007.

SUMMARY COMPENSATION TABLE

Compensation							Long-Term
Payouts	Annual Compensation Awards						Awards

(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)

				Other
				Annual		Securities
Other Name and				Restricted	Stock	Underlying	L/TIP
Compensation				Compensation	Awards	Options/	Payouts	All
Principal Position	Year	Salary	Bonus	($)	($)	SARa (#)	($)	($)
James B. Hovis
President and CEO	2006	$303,964	-0-	-0-	-0-	-0-	-0-	-0-
	2007	$245,871	-0-	-0-	-0-	-0-	-0-	-0-
Anne P. Hovis	2006	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Exec. Vice President	2007	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
General Counsel &
Secretary

COMPENSATION OF DIRECTORS

The names of the directors of the Company as of March 31, 2007 are James B. Hovis and Anne P. Hovis. Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company. No payments were made to directors during the year ended March 31, 2007, for services provided as a director.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2007, certain information with respect to the beneficial ownership of common stock and preferred stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:

			Percentage			Percentage(%)
	Shares of		(%) of	Shares of		of Total
Name and Address of	Common Stock		Common	Preferred		Combined
Beneficial Owner (1)	Owned		Stock (2)	Stock		Vote(3)

James B. Hovis	210,459,457	(4)	35.50%	237,347	(5)	27.22%

Anne P. Hovis	210,459,457	(6)	35.50%	287,347	(7)	29.25%

Edward J. Mathias (8)	7,750,451		1.31%	490,708.33		20.67%

All officers and
directors as a group
(two persons)	210,459,457		35.50%	287,347		29.25%

(1) The address of each Stockholder shown above except as otherwise indicated is c/o Phlo Corporation, 6001-21 Argyle Forest Blvd., PMB #117, Jacksonville, Florida 32244-5705.

(2) Based upon 592,884,934 shares of Common Stock outstanding as of March 31, 2007.

(3) Based on 592,884,934 shares of Common Stock and 1,240,565 shares of Series C Preferred Stock outstanding as of March 31, 2007, and assuming a conversion rate of 490 shares of common stock for each share of Series C Preferred Stock. The percentages presented are based on conversion of all outstanding shares of Series C Preferred Stock into shares of common stock and, if applicable, the exercise of all warrants owned by the beneficial owner to purchase common stock.

(4) Includes 156,033,843 shares as to which Mr. Hovis has the sole voting power, and 54,425,614 shares as to which he shares the power to dispose with his wife, Anne P. Hovis.

(5) Includes 117,485 shares of Series C Preferred Stock as to which Mr. Hovis has the sole voting power and 119,862 shares as to which he shares the power to dispose with his wife, Anne P. Hovis.

(6) Includes 54,425,614 shares as to which Mrs. Hovis has sole voting power and 156,033,843 shares as to which she shares the power to dispose with her husband, James B. Hovis.

(7) Includes 119,862 shares of Series C Preferred Stock as to which Mrs. Hovis has sole voting power, 117,485 shares as to which she shares the power to dispose with her husband, James B. Hovis, and 50,000 as to which Mrs. Hovis has indirect beneficial ownership as trustee under the Uniform Gift to Minors Act.

(8) Mr. Mathias’ address is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Washington, D.C. 20004-2505.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

James B. Hovis and Anne P. Hovis are husband and wife.

A shareholder of the Company holds notes issued by the Company between 1999 and 2002 representing an aggregate outstanding principal balance of $419,000 at March 31, 2007.

Item 13. EXHIBITS

(a) (2) Exhibits

A list and description of exhibits filed as part of this Form 10-KSB is provided in the attached Exhibit Index.

Item 27. Exhibits.

3.01*	Certificate of Incorporation of the Company.

3.02 *	Amendment of Certificate of Incorporation.

3.03 ****	Certificate of Amendment of Certificate of Incorporation.

3.04 *	By-Laws of the Company.

3.05 *	Form of Certificate of Designation of Series A Preferred Stock.

3.06 *	Form of Certificate of Designation of Series B Preferred Stock.

4.01 *	Specimen Certificate for shares of Common Stock.

4.04 *	Form of Underwriter’s Unit Purchase Option.

10.02 *	1996 Stock Plan.

10.07 *	Employment Agreement by and between the Company and Robert J. Sipper dated April 4, 1996.

10.12 **	Amendment No. 1 to Employment Agreement by and between the Company and Robert J. Sipper dated February 3, 1997.

10.21 ***	Asset Purchase Agreement by and between Company and The Brooklyn Brewery Corporation dated May 18, 1998.

10.22 ***	Agreement to Purchase and Market Brand Name and Recipes by and between Leroux Creek Food Corporation and the Company dated June 30, 1998.

10.23 ****	License Agreement between X-Treem Products Corporation and the Company dated December 1, 1998.

10.24 ****	Security Agreement between X-Treem Products Corporationand the Company dated December 1, 1998.

10.25 ****	Promissory Note, dated December 1, 1998, made by the Company in the amount of $100,000.

10.26 ****	Letter by Company, dated December 23, 1998, exercising Option.

10.27 ****	Promissory Note, dated December 23, 1999, made by the Company in the amount of $300,000.

10.28****	Bill of Sale dated December 1, 1998.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Registrant’s Registration Statement on Form SB-2, and amendments thereto, Registration No. 333-3458 declared effective on July 30, 1996.

**	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 (File No. 0-21079).

***	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 (File No. 0-21079).

****	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 (File No. 0-21079).

(b) Reports on Form 8-K.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by its auditors during the fiscal years ended March 31, 2007 for: (i) services rendered for the audit of its annual financial statements and the review of its quarterly financial statements, (ii) services by its auditor that are reasonably related to the performance of the audit or review of its financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	March 31, 2007	March 31, 2006
Audit Fees	$39,100	$102,000
Audit related fees
Tax fees	-	-
All other fees		4,400
Total fees	$39,100	$106,400

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 13th day of July, 2007.

PHLO CORPORATION By: /s/ James B. Hovis James B. Hovis President & Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature	Title	Date

/s/ James B. Hovis	President & CEO	July 13, 2007
James B. Hovis

/s/ Anne P. Hovis	Exec. Vice President, General	July 13, 2007
Anne P. Hovis