Form 10QSB
period 2007-06-30
PHLO CORP
filed 2007-08-15
CIK 1012130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the quarter ended June 30, 2007
Commission File Number 0-21079

PHLO CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	11-3314168
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6001-21 Argyle Forest Blvd.
PMB #117
Jacksonville, Florida	32244-5705
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (904) 505-3834

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares outstanding of the issuer's Common Stock as of August 14, 2007, is 661,393,776.

PHLO CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-QSB for the
Quarterly Period Ending June 30, 2007

Table of Contents

		Page to Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of
	June 30, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the
	three months ended June 30, 2007 and 2006
	(Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the
	three months ended June 30, 2007 and 2006
	(Unaudited)	5

	Notes to Condensed Consolidated Financial Statements
	(Unaudited)	6

Item 2.	Managements' Discussion and Analysis or Plan
	of Operation	8

Item 3.	Controls and Procedures	9

PART II. OTHER INFORMATION		10

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	10

Item 3.	Exhibits	10

Signature		10

Certifications		11

PHLO CORPORATION AND SUBSIDARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
June 30, 2007

ASSETS
CURRENT ASSETS
Cash	28,638
Accounts Receivable	14,563
Inventory	$61,002
Total Current Assets	104,203

PROPERTY PLANT AND EQUIPMENT, Net	4,361

DEPOSITS	8,486

TOTAL ASSETS	$117,050
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,869,790
Accrued expenses and taxes	3,310,403
Notes payable, current portion	626,500

Total Current Liabilities	5,806,693
Total liabilities	5,806,693

COMMITMENTS AND CONTINGENCIES	--

DEFICIENCY IN STOCKHOLDERS' EQUITY (Note C)

Preferred stock 15,000,000, shares authorized:
Series A convertible stock, $0.0001 par value, 500,000 shares	50
authorized, issued and outstanding (Liquidation preferences $100,000)
Series B non-convertible stock, 500,000 shares authorized,
none issued and outstanding	--
Series C preferred convertible stock, $0.0001 par value 3,000,000
authorized, 1,240,565 shares outstanding (Liquidation preference $12,406)	124
Series C preferred convertible stock, 15,298 shares subscribed	1
Common stock, $0.0001 par value, 250,000,000 shares authorized
661,393,776 shares issued and outstanding	66,139
Common stock, $0.0001 par value, 11,940,989 shares subscribed	1,194
Additional paid-in capital	19,699,980
Accumulated deficit	(25,457,131)
Total Deficiency in Stockholders' Equity	(5,689,643)
TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$117,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHLO CORPORATION AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended June 30, 2007 and 2006

	Three Months	Three Months
	2007	2006
REVENUES	$13,624	$875

COST OF REVENUES	4,591	--
GROSS PROFIT	9,033	875

OPERATING COSTS AND EXPENSES
General and Administrative	610,694	420,110
Research and Development	60,000	25,000

LOSS FROM OPERATIONS	(661,661)	(444,235)

OTHER (EXPENSES)

Financing Cost	(634,628)	(33,396)
Interest expense	(16,838)	(16,838)

TOTAL OTHER EXPENSE	(651,466)	(50,234)
LOSS BEFORE INCOME TAXES	(1,313,127)	(494,469)

INCOME TAXES	--	--

NET LOSS	$(1,313,127)	$(494,469)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	646,435,999	417,514,475

NET LOSS PER SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHLO CORPORATION AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
For the Three Months Ended June 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,313,127)	$(494,469)

Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock reimbursement to shareholder	634,628	33,396
Common stock issued for services	446 396	--
Depreciation and amortization	617	616
Deposit applied to rent	4,100	--

Changes in operating assets and liabilities:
Inventory	(22,585)	(29,233)
Accounts receivable	(13,332)	612
Settlement receivable	--	45,000
Other receivable	--	6,964
Accounts payable	(3,204)	295,364
Accrued expenses and taxes	64,925	94,681
NET CASH USED IN OPERATING ACTIVITIES	(201,582)	(47,069)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale and subscription of equity
securities	187,500	55,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	187,500	55,500

NET (DECREASE) INCREASE IN CASH	$(14,082)	$8,431

Cash and cash equivalents, beginning of the period	42,720	--
Cash and cash equivalents, end of the period	$28,638	$8,431

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$--	$--
Income taxes paid	--	--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHLO CORPORATION AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto included in the Phlo Corporation and Subsidiaries' annual report on Form 10-KSB for the year ended March 31, 2007.

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

NOTE B - CAPITAL STOCK

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

PHLO CORPORATION AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE B - CAPITAL STOCK (continued)

Subsequent to the fiscal quarter ended June 30, 2007, the Company’s Board of Director’s voted to amend the Company’s articles of incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 700,000,000. The board of directors’ vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company’s articles of incorporation.

As of June 30, 2007, the Company has 500,000 shares of Series A convertible preferred stock, 1,240,565 shares of Series C convertible preferred stock, and 661,393,776 shares of Common Stock issued and outstanding. The Company has no Series B non-convertible preferred stock issued and outstanding at June 30, 2007.

In the fiscal quarter ended June 30, 2007, in consideration of $187,500, the Company issued 15,866,665 shares of Common Stock and warrants to purchase 3,000,000 shares of Common Stock at an exercise price of $0.05 per share. It also issued 20,833,333 shares of Common Stock, valued at $446,396, in exchange for services. Additionally, the Company issued 29,618,179 shares of Common Stock to officers of the Company in connection with such financing and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy obligations of the Company. The Company accounted for and charged to operation such shares in the amount of $634,628, which approximated the fair value of the Common Stock at the time the shares were issued. In the fiscal quarter ended June 30, 2007, the Company also issued 2,190,665 shares of Common Stock that had been previously subscribed.

NOTE C - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to certain other legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE D - SUBSEQUENT EVENTS

Equity

Subsequent to June 30, 2007, the Company issued a warrant to purchase 3,000,000 shares of Common Stock at an exercise price of $0.018 per share in exchange for the provision of services.

Subsequent to June 30, 2007, in connection with $534,000 in financing received by the Company and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy obligations of the Company in connection therewith, the Company issued 238,702 shares of Series C Convertible Preferred Stock to officers of the Company.

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

OVERVIEW

The following discussion of the Company's financial condition as of June 30, 2007 and results of operations for the three months ended June 30, 2007 and 2006 includes Phlo Corporation and its affiliates (collectively, the “Company”) and should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this 10-QSB.

RECENT DEVELOPMENTS

During the fiscal year ended March 31, 2007, the Company announced that it had commenced shipments of its ready-to-drink version of its performance/vitality beverage to fill orders of the product. Initial shipments were primarily to accounts in the Northern California area. During the fiscal quarter ended June 30, 2007, the Company announced that, as a result of the excellent response to the ready-to-drink product from the initial test markets in this region, the Company had commenced a roll-out of the beverage line in Northern California to a significant account base. The roll-out has included accounts (both on and off premises) in all channels of distribution, including independent grocers, independent convenience stores, mass merchandisers, chain grocers, chain convenience stores, and chain drug stores.

Subsequent to the fiscal quarter ended June 30, 2007, the Company’s Board of Director’s voted to amend the Company’s articles of incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 700,000,000. The board of directors’ vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company’s articles of incorporation.

RESULTS OF OPERATIONS

During the quarter ended June 30, 2007, the Company generated revenue of $13,624 and reported a cost of sales of $4,591, as compared with $875 of revenue and no direct cost of sales during the three month period ended June 30, 2006. The selling, general and administrative expenses for the three month period ended June 30, 2007 were $610,694, as compared to $420,110 for the comparable three month period during 2006, in part as a result of increased marketing expenses related to the California product launch. The Company incurred research and development costs of $60,000 during the three-month period ended June 30, 2007, as compared with $25,000 for the comparable three month period during 2006. The Company's operating loss was $661,661 for the three month period ended June 30, 2007, as compared with an operating loss of $444,235 for the comparable period ended June 30, 2006.

The Company's proprietary biotechnology base (including its commercialization capabilities and ability to produce technological preparations related thereto), the products generated therefrom, and the access to major markets as a result thereof represent the core of the Company's business plan, which emphasizes the building of major, long-term fundamental value. Although the process of executing this business plan requires significant time, the Company should be able to produce significantly greater positive operating results and greater shareholder value than would otherwise be possible.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit increased by $39,886 during the three month period ended June 30, 2007, to $5,702,490. In addition, the Company's Stockholders' Deficiency increased slightly from $5,645,040 to $5,689,643 during the same three-month period.

During the fiscal year ending March 31, 2008 and beyond, the Company is taking steps to reduce or eliminate the Stockholders' Deficiency and to create a positive working capital position. The Company believes it is more likely than in prior years to raise substantial financing as a result of the prospects for national distribution of its products through joint venture undertakings with entities possessing marketing and distribution infrastructure and capabilities, the existence of products containing commercialized biotechnology, the prospects for numerous additional products based on the Company's biotechnology foundation, and significantly increased scientific and commercialization capabilities. Finally, the Company has taken steps to convert certain existing debts into equity and will continue to pursue these steps.

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

The Company's registered independent certified public accounting firm has stated in its report included in the Company's March 31, 2007 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company issued shares of its Common Stock as follows:

In the fiscal quarter ended June 30, 2007, in consideration of $187,500, the Company issued 15,866,665 shares of Common Stock and warrants to purchase 3,000,000 shares of Common Stock at an exercise price of $0.05 per share. It also issued 20,833,333 shares of Common Stock in exchange for services. Additionally, the Company issued 29,618,179 shares of Common Stock to officers of the Company in connection with such financing and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy obligations of the Company. In the fiscal quarter ended June 30, 2007, the Company also issued 2,190,665 shares of Common Stock that had been previously subscribed. The Company has relied on exemptions from the registration requirements of the Securities Act of 1933, as amended.

ITEM 3. EXHIBITS

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Phlo Corporation

August 15, 2007	By: /s/ James B. Hovis
James B. Hovis
President and Chief Executive Officer