Form 10QSB
period 2007-09-30
PHLO CORP
filed 2007-11-19
CIK 1012130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the quarter ended September 30, 2007 Commission File Number 0-21079

PHLO CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	11-3314168
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6001-21 Argyle Forest Blvd.
PMB #117
Jacksonville, Florida	32244-5705
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (973) 691-9012

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares outstanding of the issuer's common stock as of November 5, 2007, is 661,393,776.

PHLO CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-QSB for the
Quarterly Period Ending September 30, 2007

PHLO CORPORATION AND SUBSIDARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
September 30, 2007

ASSETS
CURRENT ASSETS
Cash	$148,831
Inventory	137,034
Accounts Receivable	91,132
Total Current Assets	376,997

PROPERTY PLANT AND EQUIPMENT, Net	3,745

SECURITY DEPOSITS	8,486

TOTAL ASSETS	$389,228
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,903,291
Accrued expenses and taxes	3,358,597
Notes payable, current portion	626,500

Total Current Liabilities	5,888,388
Total liabilities	5,888,388

COMMITMENTS AND CONTINGENCIES	—

DEFICIENCY IN STOCKHOLDERS' EQUITY (Note C)

Preferred stock, 15,000,000 shares authorized:
Series A convertible stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding (Liquidation preferences $100,000)	50
Series B non-convertible stock, 500,000 shares authorized, none issued and outstanding	—
Series C preferred convertible stock, $0.0001 par value 3,000,000 authorized, 1,488,456 shares outstanding (Liquidation preference $14,885)	149
Series C preferred convertible stock, 15,298 shares subscribed	1
Common stock, $0.0001 par value, 250,000,000 shares authorized 661,393,776 shares issued and outstanding	66,139
Common stock, $0.0001 par value, 11,940,989 shares subscribed	1,194
Additional paid-in capital	22,097,367
Accumulated deficit	(27,664,060)
Total Deficiency in Stockholders' Equity	(5,499,160)
TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$389,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHLO CORPORATION AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six Months Ended September 30, 2007 and 2006

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006

REVENUES	$116,560	748	$130,184	1,623

COST OF REVENUES	27,931	168	32,522	168
GROSS PROFIT	88,629	580	97,662	1,455

OPERATING COSTS AND EXPENSES
General and Administrative	547,303	289,450	1,157,997	709,560
Research and development	149,130	30,000	209,130	55,000

LOSS FROM OPERATIONS	(607,804)	(318,870)	(1,269,465)	(763,105)

OTHER (EXPENSES)

Other Financing Cost	(1,582,288)	(213,412)	(2,216,916)	(246,808)
Interest expense, net	(16,837)	(16,837)	(33,675)	(33,675)

TOTAL OTHER (EXPENSES)	(1,599,125)	(230,249)	(2,250,591)	(280,483)

LOSS BEFORE INCOME TAXES	(2,206,929)	(549,119)	(3,520,056)	(1,043,588)

INCOME TAXES	—	—	—	—

NET LOSS	$(2,206,929)	$(549,119)	$(3,520,056)	$(1,043,588)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	673,334,765	455,951,670	659,958,876	433,108,584

NET (LOSS) PER SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHLO CORPORATION AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
For the Six Months Ended September 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,520,056)	$(1,043,588)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock reimbursement to shareholder	2,216,916	246,808
Common stock issued for services	527,443	103,150
Warrants issued for services	200,077	7,922
Depreciation and amortization	1,233	1,232
Deposit applied to rent	4,100	—
Bad debts	655	—

Changes in operating assets and liabilities:
Inventory	(98,617)	(36,343)
Accounts receivable	(90,556)	156
Settlement receivable	—	55,000
Other receivable	—	6,964
Accounts payable	30,297	394,111
Accrued expenses and taxes	113,119	92,588
NET CASH USED IN OPERATING ACTIVITIES	(615,389)	(172,000)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from revolving credit line	—	—
Proceeds from sale and subscription of equity securities	721,500	172,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	721,500	172,000

NET INCREASE IN CASH	$106,111	$—

Cash and cash equivalents, beginning of the period	42,720	—
Cash and cash equivalents, end of the period	$148,831	$—
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$—	$—
Income taxes paid	$—	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHLO CORPORATION AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto included in the Phlo Corporation and Subsidiaries' annual report on Form 10-KSB for the year ended March 31, 2007.

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
SEPTEMBER 30, 2007
(Unaudited)

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

Each share of Series C Preferred Stock initially was convertible into 100 shares of Common Stock without the payment of any additional consideration at any time after September 30, 2001. However, the conversion rate is subject to adjustment in the case of certain corporate transactions or events, including stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution of the Common Stock; reorganizations, mergers consolidations or sale of assets; and the sale of shares of Common Stock at a price that is less than the then-effective Series C Conversion Price. In the event of a sale of shares of Common Stock at a price that is less than the then-effective Series C Conversion Price, then, in each such event, an adjustment to such conversion price is made to allow the holder of the Series C Preferred Stock to convert into shares of Common Stock at a rate greater than the rate effective immediately preceding such issuance. At September 30, 2007, as a result of the foregoing applicable adjustments, each share of Series C Preferred Stock is convertible into 490 shares of Common Stock.

During the fiscal quarter ended September 30, 2007, the Company’s Board of Director’s voted to amend the Company’s articles of incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 700,000,000. The board of directors’ vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company’s articles of incorporation.

As of September 30, 2007, the Company has 500,000 shares of Series A convertible preferred stock, 1,488,456 shares of Series C convertible preferred stock, and 661,393,776 shares of common stock issued and outstanding. The Company has no Series B non-convertible preferred stock issued and outstanding at September 30, 2007.

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

In the quarter ended September 30, 2007, in connection with $534,000 in financing received by the Company, the Company issued warrants to purchase an aggregate of 29,700,000 shares of common stock at an exercise price of $0.05. Additionally, in connection therewith and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy obligations of the Company to investors, the Company issued 238,702 shares of Series C Convertible Preferred Stock to officers of the Company. The Company accounted for and charged to operations a finance cost attributable to the preferred shares in the amount of $1,582,288.

In the quarter ended September 30, 2007, the Company issued 9,189 shares of Series C Preferred Stock in connection with a sales incentive program. The Company accounted for and charged to operations such shares in the amount of $81,047, which approximated the fair value of the stock at the time the shares were issued.

PHLO CORPORATION AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (Unaudited)

NOTE B – CAPITAL STOCK (Continued)

In the quarter ended September 30, 2007, the Company issued a warrant to purchase 3,000,000 shares of Common Stock at an exercise price of $0.018 per share, valued at $112,186, in exchange for the provision of services.

In the quarter ended September 30, 2007, a warrant holder met the conditions required to vest the right to purchase an additional 3,000,000 shares of Common Stock at a purchase price of $0.03 per share pursuant to a warrant previously issued in the fiscal year ended March 31, 2007. The Company recorded an expense of $87,891 related to this event.

NOTE C - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to certain other legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE D - NOTES PAYABLE

Debt as of September 30, 2007 consists of the following:

Note payable to a related party with interest rate of 15% per annum. The note matured on May, 2003. The holder has agreed to extend the maturity date of the note to June 30, 2008.	$80,000

Note payable to a related party with interest at a rate of 10%. The note matured on December 31, 2000, when principal and unpaid interest were due. In consideration of this loan and two prior bridge loans, the Company agreed to issue shares of the Company's common and convertible preferred stock to the holder representing approximately 200,000 shares of common stock on a fully converted basis. The holder has agreed to extend the maturity date of the note to June 30, 2008.	104,000

Note payable in the original principal amount of $25,000 with interest at a rate of 10% per annum. The Note matured on July 2, 1999, when principal and unpaid interest was due. The note is currently in default, although partial payment has been made subsequent to the maturity date. No action has been taken against the Company to enforce the note. In connection with the note, the Company issued a warrant to purchase 5,000 shares of common stock at an exercise price of $0.04 per share.	17,500

Note payable to a related party with interest accruing at a rate of 10%. Principal and interest were due in February 2001. In conjunction with this financing, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $0.50 per share. The holder agreed to extend the maturity date of the note to June 30, 2008.	100,000

PHLO CORPORATION AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (Unaudited)

NOTE D – NOTES PAYABLE (Continued)

Note payable with interest at a rate of 10% per annum. Principal and interest were due in November 2000. In conjunction with this financing, the Company issued a warrant to purchase 300,000 shares of common stock at an exercise price of $0.50 per share. The notes provides that the Company, at its option, may pay the Note in common stock or equivalent. The Company has notified the holder that it has elected to pay the principal and interest due under the note by the issuance of 136,612 shares of common stock.	150,000

Note payable to a related party with interest accruing at a rate of 10% per annum. Principal and interest were due in June 2001. In conjunction with this financing, a warrant to purchase 50,000 shares of common stock at an exercise price of $0.50 per share is issuable to this holder. The note holder has agreed to extend the maturity date of the note to June 30, 2008. In connection with a prior extension of the maturity date, the Company has agreed to issue (but has not yet issued) a warrant to purchase 25,000 shares of common stock at an exercise price of $0.50 per share.	50,000

Note payable to a related party in the original principal amount of $100,000, with an interest rate of 10% per annum. Principal and interest were due in July 2001. $50,000 of the loan was repaid in May, 2001. In conjunction with this financing, a warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share is issuable to the holder. An additional warrant to purchase 12,500 shares of the Common Stock at the same exercise price is issuable as a result of the Company's exercising its option to extend to October 2001 the maturity date of the note with respect to $50,000 of principal and all of the interest payable pursuant to the note. The holder has agreed to extend the maturity date of the note to June 30, 2008.
		50,000

In April, 2001, the Company was loaned $40,000. A promissory note has not yet been issued, as that amount was only a partial funding of the transaction. The note will provide an interest rate of 10% and a term of 120 days. A warrant will be issuable in conjunction with this financing, however, the amount of shares of common stock purchasable pursuant to the warrant will be determined once the full amount of the financing is established. The debt is currently in default.		40,000

Note payable to a related party in the original principal amount of $35,000, with an interest rate of 12% per annum. Principal and interest were due in February, 2006. The holder has agreed to extend the maturity date of the note to June 30, 2008.		35,000

Total		$626,500

Less: current portion		(626,500)

Long-term portion	$

Aggregate maturities of short-term debt as of September 30, 2007 are as follows: $ 626,500

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

OVERVIEW

The following discussion of the Company's financial condition as of September 30, 2007 and results of operations for the three and six months ended September 30, 2007and 2006 includes Phlo Corporation and its affiliates (collectively, the “Company”) and should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this 10-QSB.

RECENT DEVELOPMENTS

During the fiscal year ended March 31, 2007, the Company announced that it had commenced shipments of its ready-to-drink version of its vitality beverage to fill orders of the product. Initial shipments were primarily to accounts in the Northern California area. During the fiscal quarter ended June 30, 2007, the Company announced that, as a result of the excellent response to the ready-to-drink product from the initial test markets in this region, the Company had commenced a roll-out of the beverage line in Northern California to a significant account base. The roll-out has included accounts (both on and off premises) in all channels of distribution, including independent grocers, independent convenience stores, mass merchandisers, chain grocers, chain convenience stores, and chain drug stores.

Subsequent to the quarter ended September 30, 2007, the Company reported that distribution in California had been expanded to system-wide coverage within Northern California and that its vitality product had also been introduced into Southern California territories commencing with the Palm Desert/Palm Springs area. It also announced that its vitality beverage would be sold in 450 7-Eleven stores from Bakersfield, California to the Oregon border.

The Company has recently completed a production of its 20-oz. version of Aqiss™ to fill a backlog of $71,280 of orders and has shipped the product to launch the sale of Aqiss™ in the 450 7-Eleven stores. The production will also support the upcoming launch in the metropolitan New York City area.

Also subsequent to the quarter ended September 30, 2007, the Company announced that it will launch its vitality beverage on the East Coast in November, initially in the greater metropolitan New York City area, including Manhattan, Brooklyn, Queens, the Bronx, and Long Island. The East Coast launch will also include all channels of distribution. The Company also announced that it hired a Chief Marketing Officer with extensive worldwide experience directing the branding, marketing, and communications programs of major international corporations, as well as a Director of Marketing to support the Chief Marketing Officer.

In the fiscal quarter ended September 30, 2007, the Company’s Board of Director’s voted to amend the Company’s articles of incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 700,000,000. The board of directors’ vote shall be followed by shareholder approval of such increase by shareholders holding the majority of the shares entitled to vote on such matter through shareholder written consent and the issuance of an Information Statement to shareholders to inform them of the amendment to the Company’s articles of incorporation.

RESULTS OF OPERATIONS

The Company had revenues of $116,560 and $130,184, respectively, and cost of sales of $27,931 and $32,522, respectively, during the three and six-month periods ended September 30, 2007, as compared with revenue of $748 and $1,623, respectively, and cost of sales of $168 and $168, respectively for the corresponding three and six-month periods ended September 30, 2006. This represents a significant increase in revenue for both the three and six-month periods, while the gross profit margins were 76% and 75%, respectively, during such three and six-month periods ended September 30, 2007. The selling, general and administrative expenses for the three and six month periods ended September 30, 2007 were $547,303 and $1,157,997, respectively, as compared to $289,450 and $709,560, respectively, for the comparable three and six month periods during 2006, in part as a result of a significant increase in market entry and marketing expenses related to the California product launch. The Company incurred research and development costs of $149,130 and $209,130, respectively, during the three and six month periods ended September 30, 2007, as compared with $30,000 and $55,000 for the comparable three and six month periods during 2006.

The Company's loss from operations was $607,804 and $1,269,465, respectively, for the three and six-month periods ended September 30, 2007, as compared with an operating loss of $318,870 and $763,105 for the comparable three and six month periods ended September 30, 2006. The proprietary biotechnology base of the Company (see below) enables the Company to achieve superior, sustainable gross profit margins, as set forth above. This factor, coupled with significant increases in sales volume from the initiation of the sale of its products to major chain accounts should allow the Company to achieve superior positive operating results.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit decreased $151,213 during the six-month period ended September 30, 2007, to $5,511,391. In addition, the Company's Stockholders' Deficiency decreased from $5,645,040 to $5,499,160 during the same six-month period.

During the fiscal year ending March 31, 2008 and beyond, the Company is taking steps to reduce or eliminate the Stockholders' Deficiency and to create a positive working capital position. The Company believes it is more likely than in prior years to raise substantial financing as a result of its prospects for national distribution of its products through joint venture undertakings with entities possessing marketing and distribution infrastructure and capabilities, the existence of products containing commercialized biotechnology, the prospects for numerous additional products based on the Company's biotechnology foundation, and significantly increased scientific and commercialization capabilities. Finally, the Company has taken steps to convert certain existing debt into equity and will continue to pursue these steps.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company issued shares of its common stock as follows:

In the quarter ended September 30, 2007, in connection with $534,000 in financing received by the Company, the Company issued warrants to purchase an aggregate of 29,700,000 shares of common stock at an exercise price of $0.05. Additionally, in connection therewith and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy obligations of the Company in connection therewith, the Company issued 238,702 shares of Series C Convertible Preferred Stock to officers of the Company. Also in the quarter ended September 30, 2007, the Company issued 9,189 shares of Series C Preferred Stock in connection with a sales incentive program and issued a warrant to purchase 3,000,000 shares of Common Stock at an exercise price of $0.018 per share in exchange for the provision of services. The Company has relied on exemptions from the registration requirements of the Securities Act of 1933, as amended.

ITEM 3. EXHIBITS

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Phlo Corporation

November 16, 2007	By: /s/ James B. Hovis
James B. Hovis
President and Chief Executive Officer