Form 10QSB
period 2007-12-31
PHLO CORP
filed 2008-02-15
CIK 1012130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the quarter ended December 31, 2007 Commission File Number 0-21079

PHLO CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	11-3314168
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6001-21 Argyle Forest Blvd.
PMB #117
Jacksonville, Florida	32244-5705
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (904) 505-3834

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares outstanding of the issuer's common stock as of January 30, 2008, is 661,393,776.

	PHLO CORPORATION AND SUBSIDIARIES
	Quarterly Report on Form 10-QSB for the
	Quarterly Period Ending December 31, 2007

	Table of Contents

		Page to Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of
	December 31, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the
	three and nine months ended December 31, 2007 and 2006
	(Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the
	nine months ended December 31, 2007 and 2006
	(Unaudited)	5

	Notes to Condensed Consolidated Financial Statements
	(Unaudited)	6

Item 2.	Managements' Discussion and Analysis or Plan of Operation	10

Item 3.	Controls and Procedures	13

PART II.	OTHER INFORMATION	13

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	13

Item 3.	Exhibits	13

Signature		13

Certifications		14

PHLO CORPORATION AND SUBSIDARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
December 31, 2007

ASSETS
CURRENT ASSETS
Cash	$146,716
Inventory	147,336
Accounts Receivable, net	184,672
Prepaid Expense	3,112

Total Current Assets	481,836

PROPERTY PLANT AND EQUIPMENT, Net	3,129

SECURITY DEPOSITS	8,486

TOTAL ASSETS	$493,451

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,969,996
Accrued expenses and taxes	3,484,143
Notes payable, current portion	821,500

Total Current Liabilities	6,275,639

Total liabilities	6,275,639

COMMITMENTS AND CONTINGENCIES	--

DEFICIENCY IN STOCKHOLDERS' EQUITY (Note C)

Preferred stock, 15,000,000 shares authorized:
Series A convertible stock, $0.0001 par value, 500,000 shares	50
authorized, issued and outstanding (Liquidation preferences $100,000)
Series B non-convertible stock, 500,000 shares authorized,
none issued and outstanding	--
Series C preferred convertible stock, $0.0001 par value 3,000,000
authorized, 1,488,456 shares outstanding (Liquidation preference $14,885)	149
Series C preferred convertible stock, 15,298 shares subscribed	1
Common stock, $0.0001 par value, 250,000,000 shares authorized
661,393,776 shares issued and outstanding	66,139
Common stock, $0.0001 par value, 11,940,989 shares subscribed	1,194
Additional paid-in capital	22,749,336
Accumulated deficit	(28,599,057)

Total Deficiency in Stockholders' Equity	(5,782,188)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$493,451

The accompanying notes are an integral part of these financial statements.

PHLO CORPORATION AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended December 31, 2007 and 2006

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006

REVENUES	$190,072	$3,100	$320,256	$4,723
COST OF REVENUES	132,149	3,045	164,671	3,213
GROSS PROFIT	57,923	55	155,585	1,510
OPERATING COSTS AND EXPENSES
General and Administrative	636,219	299,785	1,794,216	1,009,345
Research and development	28,761	52,500	237,891	107,500

LOSS FROM OPERATIONS	(607,057)	(352,230)	(1,876,522)	(1,115,335)

OTHER EXPENSES
Other Financing Cost	(308,838)	(1,018,275)	(2,525,754)	(1,265,083)
Interest expense, net	(19,102)	(18,546)	(52,777)	(52,221)

TOTAL OTHER EXPENSES	(327,940)	(1,036,821)	(2,578,531)	(1,317,304)

LOSS BEFORE INCOME TAXES	(934,997)	(1,389,051)	(4,455,053)	(2,432,639)

INCOME TAXES	--	--	--	--

NET LOSS	$(943,997)	$(1,389,051)	$(4,455,053)	$(2,432,639)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	673,334,765	541,068,322	664,433,719	469,226,024

NET (LOSS) PER SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

PHLO CORPORATION AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
For the Nine Months Ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,455,053)	$(2,432,639)

Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock reimbursement to shareholder	2,216,916	1,195,083
Common stock issued for services	527,443	198,864
Warrants issued for services	442,735	7,922
Financing cost settled with common stock	207,420	--
Beneficial conversion feature of notes
payable	--	70,000
Depreciation and amortization	1,849	1,849
Bad debts	655	--
Deposit applied to rent	4,100	--
Interest paid in stock	1,891	1,534

Changes in operating assets and liabilities:
Inventory	(108,919)	(83,651)
Accounts receivable	(184,096)	(2,071)
Settlement receivable	--	55,000
Other receivable	--	6,964
Prepaid Expense	(3,112)	(798)
Accounts payable	97,002	350,808
Accrued expenses and taxes	238,665	128,698

NET CASH USED IN OPERATING
ACTIVITIES	(1,012,504)	(502,437)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment	--	--

NET CASH USED IN INVESTING ACTIVITIES	--	--

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable	395,000	455,000
Proceeds from sale and subscription of equity
securities	721,500	383,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,116,500	838,800

NET INCREASE IN CASH	$103,996	$336,363

Cash and cash equivalents, beginning of the period	42,720	--

Cash and cash equivalents, end of the period	$146,716	$336,363

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$--	$--
Income taxes paid	$--	--
Non-Cash Financing Activities:
Notes payable settled in common stock	$200,000	400,000

The accompanying notes are an integral part of these financial statements.

PHLO CORPORATION AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto included in the Phlo Corporation and Subsidiaries' annual report on Form 10-KSB for the year ended March 31, 2007.

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

Revenue Recognition

For revenue from product sales, the Company follows a policy of recognizing revenues as products are shipped. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Except as set forth below, the Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon delivery. However, in limited circumstances, certain customers may request to take title and risk of ownership prior to shipment. Revenue for these transactions is recognized only where other evidence supports the four requisite elements set forth above, including a written request by the customer for the transaction to be on a bill and hold basis.

Reclassifications

Certain reclassifications have been made in prior period’s financial statements to conform to classifications used in the current period.

PHLO CORPORATION AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited)

NOTE B - NOTES PAYABLE AND REVOLVING CREDIT FACILITY

In the quarter ended December 31, 2007, the Company issued a promissory note in the principal amount of $200,000, providing for an interest rate of 10% per annum (the “Note”). The Note provided for a first, conditional maturity date of December 30, 2007 and a second maturity date 180 days after the making of the Note for the repayment of outstanding principal and accrued but unpaid interest under the Note (the “Outstanding Balance”). Repayment of the Note was personally guaranteed by two officers of the Company. Additionally, 12,038,551 shares of Common Stock were pledged as collateral by officers to secure repayment of all obligations of the Company under the Note. As of December 31, 2007, the holder of the Note, who had met the required conditions, demanded payment under the Note. The Company did not repay the Outstanding Balance under the Notes, and the holder subsequently foreclosed upon and took title to the 12,038,551 shares of the Common Stock which had been pledged as collateral to secure all of the Company’s obligations thereunder pursuant to the terms of the Notes. As a result of the foreclosure upon the shares, the Company has recorded a financing cost of $207,420, based on the market price of the stock foreclosed upon. Additionally, $1,891 of interest expense was settled through the foreclosure on such shares. Subsequent to the quarter ended December 31, 2007, in connection with such note transaction and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy obligations of the Company in connection therewith, the Company issued 30,656 shares of Series C Convertible Preferred Stock to officers of the Company.

In the quarter ended December 31, 2007, the Company issued a credit line promissory note in the outstanding principal amount, at December 31, 2007, of $195,000, providing for an interest rate of 10% per annum (the “Note”). The Note provides for a first maturity date of 60 days after the making of the note and a second maturity date of 180 days after the making of the Note for the repayment of outstanding principal and accrued but unpaid interest under the Note (the “Outstanding Balance”). Repayment of the Note was personally guaranteed by two officers of the Company. Additionally, 41,233,333 shares of Common Stock and 9,870 shares of Series C Preferred Stock were pledged as collateral to secure repayment of all obligations of the Company under the Note. Subsequent to the fiscal quarter, additional advances were made in the amount of $408,500.

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

Each share of Series C Preferred Stock initially was convertible into 100 shares of Common Stock without the payment of any additional consideration at any time after September 30, 2001. However, the conversion rate is subject to adjustment in the case of certain corporate transactions or events, including stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution of the Common Stock; reorganizations, mergers consolidations or sale of assets; and the sale of shares of Common Stock at a price that is less than the then-effective Series C Conversion Price. In the event of a sale of shares of Common Stock at a price that is less than the then-effective Series C Conversion Price, then, in each such event, an adjustment to such conversion price is made to allow the holder of the Series C Preferred Stock to convert into shares of Common Stock at a rate greater than the rate effective immediately preceding such issuance. Currently, as a result of the foregoing applicable adjustments, each share of Series C Preferred Stock is convertible into 714 shares of Common Stock.

During the fiscal quarter ended December 31, 2007, the Company’s Board of Directors approved and recommended to the stockholders, and stockholders holding a majority of the shares entitled to vote thereon adopted and approved, the following actions:

(1)
That the Certificate of Incorporation of the Company be amended to provide for staggered three- year terms for directors, and in order to effectuate the staggered board, that three persons are elected to the Board, the Class One Director to serve for one year and then for periods of three years; the Class Two Director to serve for a period of two years and then for periods of three years; and the Class Three Director to serve for periods of three years; in each case until the appropriate Annual Meeting of Stockholders, or execution of written consent in lieu of the Annual Meeting and until their successors are duly elected and qualified; and the election of Joseph P. Nolan as the Class One Director, Anne P. Hovis as the Class Two Director, and James B. Hovis as the Class Three Director; and

PHLO CORPORATION AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited)

NOTE C - CAPITAL STOCK (Continued)

(2)	That the appointment of RBSM, LLP as the Company's independent certified public accountant for the fiscal year ending March 31, 2008 is ratified; and
(3)
That the Certificate of Incorporation of the Company be amended to provide for a one for one hundred reverse split of the outstanding shares of the Company’s capital stock, without changing the par value, rights, terms, conditions and limitations of such shares of stock, to be effective as of the filing of an amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State and an ex-dividend date set by the NASD.

The Company has filed with the SEC Preliminary and Definitive Information Statements pursuant to Section 14C of the Exchange Act and filed the amendment to its Articles of Incorporation incorporating such changes on February 5, 2008.

Since the 1:100 reverse stock split has not yet been reflected in the public market, the following is a pro forma share and per share information as of December 31, 2007 as follows:

			As Reported	Pro Forma

Shares outstanding			661,393,776	6,613,938

Common Stock			66,139	661
Additional paid-in capital			22,749,336	22,814,814

	Three Months ended December 31,		Nine Months ended December 31,
	2007	2006	2007	2006

Loss per share - as reported	-	-	(0.01)	(0.01)
Loss per share - pro forma	(0.14)	(0.26)	(0.67)	(0.52)

Weighted average shares outstanding
As reported	673,334,765	541,068,322	664,433,719	469,226,024
Pro forma	6,733,348	5,410,683	6,644,337	4,692,260

As of December 31, 2007, the Company has 500,000 shares of Series A convertible preferred stock, 1,488,456 shares of Series C convertible preferred stock, and 661,393,776 shares of common stock issued and outstanding. The Company has no Series B non-convertible preferred stock issued and outstanding at December 31, 2007.

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

PHLO CORPORATION AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited)

NOTE C - CAPITAL STOCK (Continued)

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

In the quarter ended December 31, 2007, the Company issued a warrant with a three-year term to purchase up to 6,000,000 shares of Common Stock at an exercise price of $0.04 per share in exchange for the provision of services. The right to purchase 4,000,000 of the shares of Common Stock vest on a pro rata basis monthly over a period of 24 months (166,666.66 per month on that last day of each month) and the right to purchase 2,000,000 shares is contingent on the achievement of certain performance guidelines.

The Company also issued two warrants with four-year terms, each to purchase 3,300,000 shares of the Common Stock, one at an exercise price of $0.06 shares and one at an exercise price of $0.04 shares, in exchange for the provision of services. These warrants vested upon grant and were valued at $242,658, using the Black Scholes method at the date of grant of the respective warrants based on the following weighted average assumptions: (1) risk free interest rate of 3.125%, (2) dividend yield of 0%, (3) volatility factor of the expected market price of the Common Stock of 272%, and (4) an expected life of the warrant of 2 years.

PHLO CORPORATION AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited)

NOTE D - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to certain legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE E - SHAREHOLDER VOTE

During the fiscal quarter ended December 31, 2007, the Company’s Board of Directors approved and recommended to the stockholders, and stockholders holding a majority of the shares entitled to vote thereon adopted and approved, the following actions:

1.
That the Certificate of Incorporation of the Company be amended to provide for staggered three- year terms for directors, and in order to effectuate the staggered board, that three persons are elected to the Board, the Class One Director to serve for one year and then for periods of three years; the Class Two Director to serve for a period of two years and then for periods of three years; and the Class Three Director to serve for periods of three years; in each case until the appropriate Annual Meeting of Stockholders, or execution of written consent in lieu of the Annual Meeting and until their successors are duly elected and qualified; and

2.	That the appointment of RBSM, LLP as the Company's independent certified public accountant for the fiscal year ending March 31, 2008 is ratified; and
3.
That the Certificate of Incorporation of the Company be amended to provide for a one for one hundred reverse split of the outstanding shares of the Company’s capital stock, without changing the par value, rights, terms, conditions and limitations of such shares of stock, to be effective as of the filing of an amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State and an ex-dividend date set by the NASD.

Additionally, the shareholders elected Joseph P. Nolan as the Class One Director, Anne P. Hovis as the Class Two Director, and James B. Hovis as the Class Three Director.

The Company has filed with the SEC Preliminary and Definitive Information Statements pursuant to Section 14C of the Exchange Act and filed the amendment to its Articles of Incorporation incorporating such changes on February 5, 2008.

NOTE F - SUBSEQUENT EVENTS

Subsequent to the date of the consolidated financial statements, the Company filed with the SEC the Definitive Information Statement referenced above pursuant to Section 14C of the Exchange Act and filed with the Secretary of State of Delaware the amendment to its Articles of Incorporation related thereto.

Subsequent to the date of the consolidated financial statements, in connection with a note transaction and in consideration of guarantees and supplying of shares of stock as collateral which were sold to satisfy obligations of the Company in connection therewith, the Company issued 30,656 shares of Series C Convertible Preferred Stock to officers of the Company.

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

OVERVIEW

The following discussion of the Company's financial condition as of December 31, 2007 and results of operations for the three and nine months ended December 31, 2007 and 2006 includes Phlo Corporation and its affiliates (collectively, the “Company”) and should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this 10-QSB.

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

During the quarter ended December 31, 2007, the Company reported that distribution in California has been expanded to system-wide coverage within Northern California and that its vitality product had also been introduced into Southern California territories commencing with the Palm Desert/Palm Springs area. It also announced that its vitality beverage was authorized for sale in 450 7-Eleven stores from Bakersfield, California to the Oregon border. Currently, the Company’s beverages are offered for sale in approximately 150 of the 450 7-Eleven stores, and placement in the remaining 7-Eleven stores is continuing.

Also during the quarter ended December 31, 2007, the Company announced that it has shipped product to launch its vitality beverage on the East Coast, initially in the greater metropolitan New York City area, including Manhattan, Brooklyn, Queens, the Bronx, and Long Island. The East Coast launch also includes all channels of distribution. The Company also announced that it hired a Chief Marketing Officer with extensive worldwide experience directing the branding, marketing, and communications programs of major international corporations, as well as a Director of Marketing to support the Chief Marketing Officer.

During the fiscal quarter ended December 31, 2007, the Company’s Board of Directors approved and recommended to the stockholders, and stockholders holding a majority of the shares entitled to vote thereon, adopted and approved, the following actions:

1.
That the Certificate of Incorporation of the Company be amended to provide for staggered three- year terms for directors, and in order to effectuate the staggered board, that three persons are elected to the Board, the Class One Director to serve for one year and then for periods of three years; the Class Two Director to serve for a period of two years and then for periods of three years; and the Class Three Director to serve for periods of three years; in each case until the appropriate Annual Meeting of Stockholders, or execution of written consent in lieu of the Annual Meeting (at which time each such term expires) and until their successors are duly elected and qualified; and

2.	That the appointment of RBSM, LLP as the Company's independent certified public accountant for the fiscal year ending March 31, 2008 is ratified; and
3.
That the Certificate of Incorporation of the Company be amended to provide for a one for one hundred reverse split of the outstanding shares of the Company’s capital stock, without changing the par value, rights, terms, conditions and limitations of such shares of stock, to be effective as of the filing of an amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State and an ex-dividend date set by the NASD.

The Company has filed with the SEC Preliminary and Definitive Information Statements pursuant to Section 14C of the Exchange Act and expects to file the amendment to its Articles of Incorporation incorporating such changes on or about February 5, 2008.

RESULTS OF OPERATIONS

The Company generated revenue during the three and nine-month periods ended December 31, 2007, of $190,072 and $320,256, respectively, as compared with revenue during the three and nine-month periods ended December 31, 2006, of $3,100 and $4,723, respectively, and incurred cost of sales during the three and nine-month periods ended December 31, 2007, of $132,149 and $164,671, respectively, as compared with cost of sales during the comparative three and nine-month periods of 2006 of $3,045 and $3,213 respectively. This represents an increase in revenue of $186,972 for the three months ended December 31, 2007, as compared with the three-month period ended December 31, 2006, and an increase in revenue of $315,533 for the nine-month period ended December 31, 2007, as compared with the nine-month period ended December 31, 2006. Further, revenue increased substantially from $116,560 during the three months ended September 30, 2007, to $190,072 during the three months ended December 31, 2007. The Company’s gross profit margin for the nine-month period ended December 31, 2007 was 49%.

The selling, general and administrative expenses for the three and nine-month periods ended December 31, 2007 were $636,219 and $1,794,216, respectively, as compared to $299,785 and $1,009,345 for the comparable three and nine month periods during 2006. The Company incurred research and development costs during the three and nine-month periods ended December 31, 2007 of $28,761 and $237,891, respectively, as compared with $52,500 and $107,500 for the comparable three and nine month periods of 2006.

The Company's loss from operations for the three and nine-month periods ended December 31, 2007, was $607,057 and $1,876,522, respectively, as compared with an operating loss of $352,230 and $1,115,335 for the comparable three and nine-month periods ended December 31, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit during the nine-month period ended December 31, 2007, increased $131,199, to $5,793,803, from $5,662,604 at March 31, 2007. In addition, the Company's Stockholders' Deficiency increased from $5,645,040 to $5,782,188 during the same nine-month period.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended December 31, 2007, the Company issued warrant to purchase up to an aggregate maximum amount of 12,600,000 with exercise prices ranging from $0.04 to $0.06 per share in exchange for the provision of services.

ITEM 3. EXHIBITS

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Phlo Corporation

February 14, 2008	By: /s/ James B. Hovis
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

Date: February 14, 2008

/s/ James B. Hovis James B. Hovis Chief Executive Officer Principal Financial Officer

CERTIFICATIONS

Certificate Pursuant to

18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Phlo Corporation and Subsidiaries (the "Company") the Company on Form 10-QSB for the quarter ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James B. Hovis, Chief Executive Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2008

/s/ James B. Hovis James B. Hovis Chief Executive Officer Principal Financial Officer