Form 10QSB/A
period 2007-12-31
PHLO CORP
filed 2008-02-19
CIK 1012130

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-QSB (“Amendment No. 1”) amends the Quarterly Report of Phlo Corporation (the “Company”) on Form 10-QSB for the quarter ended December 31, 2007, as filed with the Securities and Exchange Commission on February 15, 2008 (the “Original Filing”). This Amendment No. 1 is being filed as the Original Filing was made, inadvertently, prior to the Company’s registered public accounting firm having totally completed its pre-issuance review of the Company’s unaudited interim financial statements included in the above referenced Quarterly Report. The Company’s registered public accounting firm has now completed its review. There are no changes in the unaudited interim financial statements included in the Original Filing.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon delivery. However, in limited circumstances, certain customers requested to take title and risk of ownership prior to shipment. Revenue for these transactions is recognized only when:

(1)	Title and risk of ownership have passed to the customer;
(2)	The Company has obtained a written fixed purchase commitment;
(3)	The customer has requested in writing the transaction be on a bill and hold basis;
(4)	The customer has provided a delivery schedule;
(5)	The Company’s performance obligations related to the sale, if applicable, have been completed.
(6)	The product has been processed to the customer's specifications, accepted by the customer and made ready for shipment; and
(7)	The product is segregated and is not available to fill other orders.

The remittance terms for these "bill and hold" transactions are consistent with all other sales by the Company.

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