Form 10QSB/A
period 2007-12-31
PHLO CORP
filed 2008-06-12
CIK 1012130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

AMENDMENT NO. 2
TO
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock as of January 30, 2008, is 661,393,776.

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-QSB amends the Quarterly Report of Phlo Corporation on Form 10-QSB/A for the quarter ended December 31, 2007, as filed with Securities and Exchange Commission on February 19, 2008, solely by adding a check box disclosure on the Facing Sheet (front page) now required by SEC Release 33-8587. The disclosure, which was inadvertently omitted from the prior filing, indicates that the company is not a shell company as defined in Rule 12b-2 of the Exchange Act.

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